Form 10-Q
period 1996-03-31
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1996-05-14
CIK 1000231

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


 X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
- - ---   Exchange Act of 1934 for the quarterly period ended March 31, 1996.

                                       or

- - ---   Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from         to       .
                                                          -------   -------
Commission file number 0-27056


                  Healthdyne Information Enterprises, Inc.
                  ----------------------------------------
           (Exact name of registrant as specified in its charter)


         Georgia                                              58-2112366
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


1850 Parkway Place, Suite 1100, Marietta, Georgia                30067
- - --------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                (770) 423-8450
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X            NO
                                  ---              ---

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of April 30, 1996 was 16,923,813.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

           Healthdyne Information Enterprises, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                    (in thousands, except per share amounts)


                                                            3/31/96                     12/31/95
                                                            -------                     --------
                                                           (Unaudited)
Cash and cash equivalents                                   $ 2,568                      $4,013
Trade accounts receivable, less an allowance of $85
      at March 31, 1996 and December 31, 1995                 3,995                       2,966
Other current assets, net                                       713                       1,020
- - -----------------------------------------------------------------------------------------------

      Total current assets                                    7,276                       7,999
Purchased and capitalized software, net of accumulated
      amortization of $310 and $150 at March 31, 1996
      and December 31, 1995, respectively                     3,140                       2,494
Property and equipment, net of accumulated depreciation
      of $430 and $354 at March 31, 1996 and
      December 31, 1995, respectively                         1,124                       1,136
Excess of cost over net assets of businesses acquired, less
      accumulated amortization of $933 and $758 at
      March 31, 1996 and December 31, 1995, respectively      9,454                       9,614
Other assets                                                    448                         491
- - -----------------------------------------------------------------------------------------------
      Total assets                                          $21,442                     $21,734
- - -----------------------------------------------------------------------------------------------
Current installments of long-term debt and obligations under
      capital leases                                        $ 1,899                     $ 2,652
Accounts payable, principally trade                             857                         547
Accrued liabilities                                             573                         760
Deferred service revenue                                      1,589                       1,297
- - -----------------------------------------------------------------------------------------------
      Total current liabilities                               4,918                       5,256
Long-term debt and obligations under capital leases,
      excluding current installments                          5,145                       5,382
Other long-term obligations                                     167                         167
- - -----------------------------------------------------------------------------------------------
      Total liabilities                                      10,230                      10,805
- - -----------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock, without par value.  Authorized 20,000
      shares; issued none
Common stock, $.01 par value.  Authorized 50,000 shares;
      issued and outstanding 16,885 and 16,503 shares
      at March 31, 1996 and December 31, 1995,
      respectively                                              169                         165
Additional paid-in capital                                   22,181                      22,012
Accumulated deficit                                         (11,138)                    (11,248)
- - -----------------------------------------------------------------------------------------------
        Total shareholders' equity                           11,212                      10,929
- - -----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $21,442                     $21,734
- - -----------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

           Healthdyne Information Enterprises, Inc. and Subsidiaries
                Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)


                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                   1996                  1995
                                                -------------------------------
                                                          (Unaudited)
 Revenue:
        Software and other                         $1,718               $1,018
        Services                                    1,812                  851
- - ------------------------------------------------------------------------------
               Total revenue                        3,530                1,869
- - ------------------------------------------------------------------------------

 Cost of revenue:
        Software and other                            236                  108
        Services                                    1,007                  292
- - ------------------------------------------------------------------------------
               Total cost of revenue                1,243                  400
- - ------------------------------------------------------------------------------

 Gross profit                                       2,287                1,469
- - ------------------------------------------------------------------------------

 Operating expenses:
        Sales and marketing                           813                  577
        Research and development                      323                  392
        General and administrative                    928                  874
- - ------------------------------------------------------------------------------
               Total operating expenses             2,064               1, 843
- - ------------------------------------------------------------------------------

 Operating income (loss)                              223                 (374)
 Losses of affiliate                                   --                 (213)
 Minority interest in net income of subsidiary         --                  (59)
 Interest income (expense), net                      (113)                 (91)
- - ------------------------------------------------------------------------------
        Income (loss) before income taxes             110                 (737)
 Provision for income taxes                            --                   70
- - ------------------------------------------------------------------------------
        Net income (loss)                          $  110               $ (807)
- - ------------------------------------------------------------------------------

 Earnings (loss) per share:
        Primary                                    $ 0.01               $(0.05)
        Fully diluted                              $ 0.01               $(0.05)
- - ------------------------------------------------------------------------------

 Weighted average shares outstanding:
        Primary                                    18,117               15,500
        Fully diluted                              18,380               15,500
- - ------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

           Healthdyne Information Enterprises, Inc. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                 (in thousands)


                                                                         Three Months Ended
                                                                              March 31,
                                                              ----------------------------------------
                                                                1996                             1995
                                                              --------                       ---------
                                                                              (Unaudited)
Cash flows from operating activities:
Net income (loss)                                              $  110                         $ (807)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Losses of affiliate                                          --                            213
      Minority interest in net income of subsidiary                --                             59
      Depreciation and amortization                               363                            189
      Increase in trade accounts receivable                    (1,028)                          (322)
      (Increase) decrease in other current assets                 349                           (150)
      Increase (decrease) in current liabilities other than
          current installments of long-term debt and
          capital lease obligations                               415                           (173)
- - ----------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities         209                           (991)
- - ----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                              (64)                          (343)
Purchased and capitalized software                               (773)                            (7)
Increase in other noncurrent assets, net                           --                           (225)
- - ----------------------------------------------------------------------------------------------------
      Net cash used in investing activities                      (837)                          (575)
- - ----------------------------------------------------------------------------------------------------

Cash flows before financing activities                           (628)                        (1,566)
- - ----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Principal payments on long-term debt                             (990)                           (22)
Proceeds from capital contributions                                --                          1,240
Proceeds from the issuance of common stock                        173                             --
- - ----------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities        (817)                         1,218
- - ----------------------------------------------------------------------------------------------------

Decrease in cash                                               (1,445)                          (348)
Cash at the beginning of the period                             4,013                          2,532
- - ----------------------------------------------------------------------------------------------------
Cash at the end of the period                                  $2,568                         $2,184
- - ----------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

           Healthdyne Information Enterprises, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                             (amounts in thousands)

1.   General:
The consolidated condensed financial statements as of March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") for the year ended December 31, 1995.

2.   Earnings (Loss) Per Share of Common Stock:
Earnings per share of common stock for the three month period ended March 31, 1996 are based on the weighted average shares of common stock outstanding and dilutive outstanding stock options computed using the treasury stock method for primary and fully diluted calculation purposes. Loss per share for both primary and fully diluted calculation purposes is based on the weighted average shares of common stock outstanding without regard to the antidilutive effect of outstanding stock options.

3.   Subsequent Event:
On April 24, 1996, HIE and a majority-owned subsidiary, DataView Imaging International, Inc. ("DataView"), entered into an agreement in principle (the "Agreement in Principle") providing for a restructuring of the relationship between the parties effective as of April 1, 1996. The Agreement in Principle provides, among other things, for (i) a modification of the existing funding agreement between the parties to limit the Company's lending commitment to DataView to a maximum of $2,045 (the balance due under the such funding agreement as of March 31, 1996); (ii) the repayment by DataView of certain advances totaling at least $97 made by HIE subsequent to December 31, 1995;
(iii) a reduction in HIE's equity interest in DataView from the current 61.5% to 19.5% through a stock repurchase by DataView financed by HIE; (iv) certain rights for HIE to use DataView's clinical image management technology in HIE's service business, as well as non-exclusive product distribution rights; and (v) a reduction in HIE's representation on the DataView Board and a termination of HIE's executive management responsibilities with respect to DataView. The Agreement in Principle is subject to the completion and execution of definitive agreements. There can be no assurance that the relationship between the Company and DataView will be restructured in accordance with the Agreement in Principle or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Healthdyne Information Enterprises, Inc. and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                             (Amounts in thousands)

Overview

Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") was incorporated on June 15, 1994 and was a wholly-owned subsidiary of Healthdyne, Inc. ("Healthdyne") until November 6, 1995 at which time Healthdyne distributed all of the outstanding shares of HIE to the Healthdyne shareholders (the "Spin-off"). HIE's common stock is publicly traded on the OTC Bulletin Board under the HDIE trading symbol.

HIE, together with its subsidiaries and affiliates, (hereafter referred to as the "Company") provides clinical information system tools, products and services to emerging integrated healthcare delivery network ("IDN") constituents. Through its subsidiaries and affiliates, referred to by the Company as entrepreneurial business units ("EBU's"), HIE's goal is to develop and market tools and products and provide related services that index, store, retrieve, integrate, deploy and analyze clinical data in order to produce clinical information that will enable healthcare providers in an IDN to continuously improve the managed patient care process. Clinical information includes patient encounter data, physician profiles, physician treatment protocols, physician practice standards, physician practice guidelines and clinical outcomes. HIE's customers are generally the constituents of an IDN who have taken a leadership role in the formation or maintenance of a healthcare delivery network or who have a vested interest in the successful operation of the network. The constituents include physicians, physician groups, independent (physician) practice associations, hospitals, physician-hospital organizations, health maintenance organizations, clinics, labs, imaging centers, home healthcare and other alternate site healthcare providers, management service organizations, employers, payers and others.

HIE commenced operations in mid-1994 through the internal development of, acquisition of or investment in EBU's. Each EBU is a stand-alone business specializing in one or more parts of HIE's comprehensive clinical information solution as outlined below. Each EBU provides its tools, products and services either independently of or collaboratively with the other EBU's depending on the particular customer's need. The consolidated condensed financial statements of HIE and subsidiaries include the results of operations and financial position of the following EBU's as appropriately determined in accordance with generally accepted accounting principles by the amount and timing of HIE's investment in each EBU:

                                  HIE                 Description of
        EBU                   Investment              EBU's Business
 -----------------------  -------------------  -------------------------------
 Healthcare               44% from 10/27/94    Systems and network integration
 Communications, Inc.     to 12/31/94 and 57%  tools and services
 ("HCI") of Dallas, TX    thereafter until
                          12/31/95 when 100%

 DataView Imaging         61.5% from 7/22/94   Image management products,
 International, Inc.      with options to      tools and services
 (DataView) of Norcross,  increase ownership
 GA (SEE NOTE 3)          interest to 100%

 Integrated Healthcare    100% from inception  Tools, products and services for
 Solutions, Inc. ("IHS",                       object and workflow management;
 formerly Clinical                             patient indexing; clinical
 Assessment Support                            assessment, measurement and
 System, Inc.) of Marietta,                    and analysis; and network design
 GA                                            and management

 Criterion Health         Less than 1% from    Tools, products and services for
 Strategies, Inc. ("CHS") 10/24/94 with        the measurement and analysis of
 of Nashville, TN (a      options to increase  IDN-wide clinical, financial and
 development stage        ownership interest   operational data
 enterprise)              to 50%

Results of Operations

The following table indicates the relative significance of the EBU's and the HIE Corporate function to the Company as percents of revenue and total assets:


                       Revenue for Quarter Ended        Total Assets as of
                       -------------------------    --------------------------
                       3/31/96           3/31/95    3/31/96           12/31/95
                       -------           -------    -------           --------
     HCI...............    55%           86%         65%               70%
     IHS...............    41%            3%         23%               12%
     DataView..........     4%           11%          2%                3%
     CHS...............   N/A(1)        N/A(1)       N/A(1)           N/A (1)
     HIE Corporate.....    --            --          10%(2)            15%(2)
                          ----          ----       -----              ----
          Total........   100%          100%        100%              100%
                          ----          ----       -----              ----


      (1)  CHS is a development stage enterprise, which was funded solely by HIE through 11/95 under an original $4,000 funding commitment by HIE to CHS. Starting in 12/95, Massey Burch Capital Corp. of Nashville, TN began sharing the Company's funding commitment to CHS by acquiring one-half of HIE's rights and obligations under HIE's commitment, thereby eliminating HIE's requirement to record CHS' operating losses, if any, during 1996. HIE reported losses from CHS of $(213) and $(1,144) for the first quarter of 1995 and the entire year 1995, respectively. CHS' results of operations during 1995 are separately reported in HIE's consolidated condensed statements of operations under the caption
           "Losses of affiliate".   The HIE advances to

           CHS, net of such operating losses, are reflected as a HIE Corporate asset in the above table.

      (2) HIE Corporate's total assets consist of cash (7% and 13% of total assets as of 3/31/96 and 12/31/95, respectively), loans to two potential strategic alliances, the cost of an option to acquire 100% ownership of DataView, which was fully reserved at the end of 1995, and advances to CHS, net of CHS' operating losses.

Total revenue increased $1,661 or 89% to $3,530 for the first quarter of 1996 compared to the first quarter of 1995. During the first quarter of 1995, 86% of the Company's revenue was attributable to software license fees for the integration engine software tool and related services. Subsequent to the first quarter of 1995, the Company has completed development of or acquired and begun marketing additional software tools, such as the Clinical Assessment and Support System ("CASS") and the Community Person Index ("CPI"); acquired distribution rights to other software tools, such as document imaging, Computer Output to Laser Disc ("COLD") and workflow; and expanded the system design and integration services capability of IHS by adding 35 healthcare technology specialists to that organization. While revenue from integration engine license fees and related services increased between the first quarter last year and this year, the general availability of these new software tools and the growth of IHS to meet the demand by IDN's for clinical information solutions are primarily responsible for the Company's increased revenue.

The revenue mix shifted from 54% software and other and 46% service for the first quarter of 1995 to 49% and 51%, respectively, for the first quarter of 1996. The main reason for the shift was the increase in system design and integration services provided by IHS. While software and other revenue, which has relatively high gross profit margins, increased $700 or 69%, service revenue, which normally has lower gross profit margins than software, increased $961 or 113%. Consequently, the Company's overall gross profit increased by $818 or 56%, but gross profit as a percent of revenue decreased from 79% for the first quarter of 1995 to 65% for the first quarter of 1996.

Sales and marketing expense increased $236 or 41% from the first quarter of 1995 to the first quarter of 1996 due primarily to increased sales personnel costs, commissions and travel expenses associated with increased sales staffing and the 89% increase in revenue. Sales and marketing expense as a percent of revenue decreased from 31% for the first quarter of 1995 to 23% for the first quarter of 1996 reflecting the increased productivity of the Company's internal sales force and its distributors.

Research and development expense decreased $69 or 18% from the first quarter of 1995 to the first quarter of 1996 due primarily to the capitalization of internally developed software costs totaling $214. No such costs qualified for capitalization under generally accepted accounting principles in the first quarter of 1995.

General and administrative expense increased $54 or 6% from the first quarter of 1995 to the first quarter of 1996 due primarily to the net effect of (1) a $76 increase in
                                       8
goodwill amortization related primarily to the step acquisition of HCI during 1995; (2) identifiable expenses of being a new public company totaling approximately $100; (3) increased IHS administrative staffing costs totaling approximately $50 to support IHS' current and projected growth; (4) decreased staffing, outside service expense and other administrative costs at HCI totaling approximately $100 resulting from cost control measures initiated during the fourth quarter of 1995 and the first quarter of 1996; and (5) a $72 reduction in DataView's expenses associated with reorganizations and staff reductions subsequent to the first quarter of 1995.

As previously mentioned, the losses of affiliate, which totaled $(213) in the first quarter of 1995 were eliminated for 1996 when Massey Burch Capital Corp. began sharing the Company's funding commitment to CHS during December, 1995.

The minority interest in net income of subsidiary totaling $(59) in the first quarter of 1995 related to HCI and such minority interest is no longer applicable as a result of HIE's increased ownership interest in HCI to 100% effective December 31, 1995.

The increase of $(22) in net interest expense relates primarily to (1) increased interest expense associated with financing the increased HCI ownership referred to above; (2) increased interest expense related to additional HCI debt incurred to finance a prepaid exclusive reseller's license for screen scraping technology during the second quarter of 1995; and (3) reduced HCI interest expense under a financing agreement renegotiated at a lower interest rate effective January 1, 1996.

The Company has no provision for income taxes in the first quarter of 1996 due to the utilization of available net operating loss carryforward benefits.

Liquidity and Capital Resources

The Company has working capital of $2,358 at March 31, 1996 compared to $2,743 at December 31, 1995. Cash decreased $1,445 during the first quarter of 1996 compared to a $348 decrease during the first quarter of 1995 for the reasons discussed below.

Net cash provided by operating activities totaled $209 for the first quarter of 1996 compared to net cash used in operating activities of $(991) for the first quarter of 1995. The $1,200 total variance between the two periods reflects various changes in the components of working capital, most notably increases in trade accounts receivable due to increased revenue and higher days revenue in receivables, and increased cash flow from the net income recorded in the first quarter of 1996 compared to the net loss in the first quarter of 1995.

Net cash used in investing activities was $(837) for the first quarter of 1996 compared to $(575) for the first quarter of 1995. The decrease in capital expenditures reflects the Company's current preference for leasing, versus purchasing, computer equipment. As previously discussed, the Company capitalized $(214) of internally developed software costs during the first quarter of 1996. In addition, during the first quarter of 1996, the Company made progress payments for the third-party development of the CPI software tool and purchased prepaid licenses for document imaging, COLD and workflow software tools. The increase in other net noncurrent assets relates primarily to the first quarter of 1995 funding of CHS, which is no longer a requirement during 1996 as previously discussed.

Net cash used in financing activities was $(817) during the first quarter of 1996 compared to net cash provided by financing activities of $1,218 during the first quarter of 1995. Prior to the Spin-off, Healthdyne funded HIE's operations and investments as reflected in the $1,240 capital contribution during the first quarter of 1995. The long-term debt payments shown in the first quarter of 1996 primarily relate to installment payments under the $1,100 note payable associated with the HCI step-acquisition effective December 31, 1995. Said note was paid in full subsequent to the end of the first quarter.

The Company has $1,899 of debt financing maturing over the next twelve months, of which $1,069 could be satisfied with HCI's products and/or services at the lender's option. Based on its current business plan, the Company believes that current available cash and anticipated cash flow from operating activities will be sufficient to meet the Company's capital requirements, including the payment of all maturing debt in cash and its remaining funding commitments to EBU's, for at least the next twelve months. Thereafter, the Company may find it necessary to obtain additional equity and/or debt financing to fund future internal business growth and/or strategic acquisitions. A public offering of the stock of the Company or an EBU is a potential future source of long-term financing, depending on the Company's or EBU's actual and planned performance and the conditions in the equity markets at the time. However, there can be no assurance that such a public stock offering could be consummated. In the interim, the Company is currently pursuing, but has no commitment to receive, a $2,000 line of credit from a bank or a financial institution for unanticipated working capital needs.

Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the Company's limited operating history and lack of profitability in prior periods, limitations and potential costs inherent in the EBU operational structure, market acceptance of new products and services offered by the Company, limited capital resources, and competitive factors, such as new technologies and pricing pressures. Some of these factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and in its prospectus dated October 31, 1995.

                         PART II  -  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)  Exhibits

           11 - Statements of Computation of Per Share Earnings (Loss)

           27 - Financial Data Schedule (for SEC use only)

      (b)  Reports on Form 8-K

           During the quarter ended March 31, 1996, the Company filed the following report (and related amendment) on Form 8-K:

          (i)  a Form 8-K dated February 12, 1996 and filed February
               13, 1996 (as amended by Form 8-K/A, Amendment No. 1 dated April 10, 1996), reporting under Items 2 and 7 that on January 31, 1996, the Company increased its ownership interest effective December 31, 1995 from 57% to 100% of the outstanding common stock of Healthcare Communications, Inc. ("HCI") for $6.2 million payable under two separate promissory notes due in the amounts of $1.1 million on June 30, 1996 and $5.1 million on January 2, 1998. In a related transaction, the selling HCI shareholders and HCI dismissed their lawsuit against the Company and Healthdyne, Inc. ("Healthdyne") related to Healthdyne's spin-off of the Company on November 6, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Healthdyne Information Enterprises,  Inc.




May 10, 1996            By: /s/ Joseph G. Bleser
                            ------------------------------------------------
                            Joseph G. Bleser
                            Vice President-Finance,
                            Chief Financial Officer, Treasurer and Secretary (duly authorized and principal financial officer.)