Form 10-Q
period 1996-06-30
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1996-08-14
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.C.   20549

                                   FORM 10-Q


   X       Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
- -------    Exchange Act of 1934 for the quarterly period ended June 30, 1996.

                                       or

           Transition Report pursuant to Section 13 or 15 (d) of the Securities
- -------    Exchange Act of 1934 for the transition period
           from                         to                        .
                -----------------------    -----------------------

Commission file number 0-27056


                    Healthdyne Information Enterprises, Inc.
                    ----------------------------------------
           (Exact name of registrant as specified in its charter)

           Georgia                                        58-2112366
- ------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


1850 Parkway Place, Suite 1100,  Marietta,  Georgia              30067
- ------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

                               (770) 423-8450
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X                  NO
                        -------                  -------

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of July 31, 1996 was 17,274,669.


                      Exhibit Index is on Page 18 herein.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
           Healthdyne Information Enterprises, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                    (in thousands, except per share amounts)

                                                                            6/30/96          12/31/95
                                                                            --------         --------
                                           ASSETS                          (Unaudited)
Cash and cash equivalents                                                    $2,812            $4,013
Trade accounts receivable, less an allowance of $68 at
          June 30, 1996 and $85 at December 31, 1995                          4,158             2,966
Other current assets, net                                                       601             1,020
- -----------------------------------------------------------------------------------------------------
         Total current assets                                                 7,571             7,999
Purchased software, net of accumulated amortization of
          $378 and $150 at June 30, 1996 and
         December 31, 1995, respectively                                      3,120             2,494
Capitalized software development costs, net of
         accumulated amortization of $11 at June 30, 1996                       434                --
Property and equipment, net of accumulated depreciation
         of $317 and $354 at June 30, 1996 and
         December 31, 1995, respectively                                      1,226             1,136
Excess of cost over net assets of businesses acquired, less
         accumulated amortization of $1,104 and $758 at
         June 30, 1996 and December 31, 1995, respectively                    9,369             9,614
Other assets                                                                    448               491
- -----------------------------------------------------------------------------------------------------
         Total assets                                                       $22,168           $21,734
- -----------------------------------------------------------------------------------------------------
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt and obligations under
         capital leases                                                      $1,734            $2,652
Accounts payable                                                                793               547
Accrued liabilities                                                             750               760
Deferred service revenue                                                      1,796             1,297
- -----------------------------------------------------------------------------------------------------
         Total current liabilities                                            5,073             5,256
Long-term debt and obligations under capital leases,
         excluding current installments                                       5,306             5,382
Other long-term obligations                                                     167               167
- -----------------------------------------------------------------------------------------------------
         Total liabilities                                                   10,546            10,805
- -----------------------------------------------------------------------------------------------------
Shareholders' equity:
Series A cumulative preferred stock, without par value.
         Authorized 20,000 shares; designated 500 shares;
         issued none                                                             --                --
Common stock, $.01 par value.  Authorized 50,000 shares;
         issued and outstanding 17,186 and 16,503 shares at
         June 30, 1996 and December 31, 1995, respectively                      172               165
Additional paid-in capital                                                   22,332            22,012
Accumulated deficit                                                         (10,882)          (11,248)
- -----------------------------------------------------------------------------------------------------
         Total shareholders' equity                                          11,622            10,929
- -----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $22,168           $21,734
- -----------------------------------------------------------------------------------------------------


    See accompanying notes to consolidated condensed financial statements.

          Healthdyne Information Enterprises, Inc. and Subsidiaries
               Consolidated Condensed Statements of Operations
                   (in thousands, except per share amounts)

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                     ---------------------             --------------------
                                                     1996             1995             1996            1995
                                                     ----             ----             ----            ----
                                                          (Unaudited)                      (Unaudited)
Revenue:
         Software                                   $1,434          $1,128            $3,152          $2,146
         Services                                    2,303             756             4,115           1,607
- ------------------------------------------------------------------------------------------------------------
                 Total revenue                       3,737           1,884             7,267           3,753
- ------------------------------------------------------------------------------------------------------------

Cost of revenue:
         Software                                       76              43               312             151
         Services                                    1,216             501             2,223             793
- ------------------------------------------------------------------------------------------------------------
                 Total cost of revenue               1,292             544             2,535             944
- ------------------------------------------------------------------------------------------------------------

Gross profit                                         2,445           1,340             4,732           2,809
- ------------------------------------------------------------------------------------------------------------

Operating expenses:
         Sales and marketing                           868             901             1,681           1,478
         Research and development                      282             436               605             828
         General and administrative                    917             882             1,845           1,814
- ------------------------------------------------------------------------------------------------------------
         Total operating expenses                    2,067           2,219             4,131           4,120
- ------------------------------------------------------------------------------------------------------------

Operating earnings (loss)                              378            (879)              601          (1,311)
Losses of affiliate                                     --            (255)               --            (468)
Minority interest                                       --              79                --              20
Interest expense, net                                 (122)            (52)             (235)            (85)
- ------------------------------------------------------------------------------------------------------------
         Earnings (loss) before taxes                  256          (1,107)              366          (1,844)
Income tax (expense) benefit                            --              25                --             (45)
- ------------------------------------------------------------------------------------------------------------
         Net earnings (loss)                          $256         $(1,082)             $366         $(1,889)
- ------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share
and common share equivalent:
         Primary                                    $0.01           $(0.07)            $0.02          $(0.12)
         Fully diluted                              $0.01           $(0.07)            $0.02          $(0.12)
- ------------------------------------------------------------------------------------------------------------

Weighted average number of common
shares and common share equivalents:
         Primary                                   18,903           15,500            18,689          15,500
         Fully diluted                             18,903           15,500            18,689          15,500
- ------------------------------------------------------------------------------------------------------------

   See accompanying notes to consolidated condensed financial statements.

           Healthdyne Information Enterprises, Inc. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                             --------------------------
                                                                               1996             1995
                                                                             --------         --------
                                                                                    (Unaudited)
Cash flows from operating activities:
Net earnings (loss)                                                             $366            $(1,889)
Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
         Losses of affiliate                                                      --                468
         Minority interest in net loss of subsidiary                              --                (20)
         Depreciation and amortization                                           728                432
         Increase in trade accounts receivable                                (1,225)              (735)
         (Increase) decrease in other current assets                             222               (300)
         Increase (decrease) in current liabilities other than
              current installments of long-term debt and
              capital lease obligations                                          867               (234)
- -------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                     958             (2,278)
- -------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchased software                                                              (854)              (507)
Capitalized internally developed software                                       (445)                --
Capital expenditures                                                            (159)              (406)
Acquisition of business, net of cash acquired                                     --               (565)
(Increase) decrease in other noncurrent assets, net                              172               (225)
- --------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                (1,286)            (1,703)
- --------------------------------------------------------------------------------------------------------

Cash flows before financing activities                                          (328)            (3,981)
- --------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Principal payments of long-term debt                                          (1,200)               (44)
Proceeds from the issuance of common stock                                       327                 --
Proceeds from capital contributions                                               --               5,342
- --------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                    (873)              5,298
- --------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               (1,201)              1,317
Cash at the beginning of the period                                            4,013                  41
- --------------------------------------------------------------------------------------------------------
Cash at the end of the period                                                 $2,812              $1,358
- --------------------------------------------------------------------------------------------------------

   See accompanying notes to consolidated condensed financial statements.

          Healthdyne Information Enterprises, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)

1.  General:

The consolidated condensed financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") for the year ended December 31, 1995.

2.  Major Customers:

One customer accounted for 22% and 23% of the Company's revenue for the three and six-month periods ended June 30, 1996, respectively. In addition, one distributor provided customers to the Company that accounted for approximately 12% and 11% of the Company's revenue for the three and six-month periods ended June 30, 1996.

3.  Earnings (Loss) Per Share of Common Stock:

Earnings per share of common stock for the three and six-month periods ended June 30, 1996 are based on the weighted average shares of common stock outstanding and dilutive outstanding stock options computed using the treasury stock method for primary and fully diluted calculation purposes. Loss per share for both primary and fully diluted calculation purposes is based on the weighted average shares of common stock outstanding without regard to the antidilutive effect of outstanding stock options.

4.  Investment in affiliate:

On June 12, 1996, HIE and a former majority-owned subsidiary, DataView Imaging International, Inc. ("DataView"), entered into an agreement (the "Agreement") providing for a restructuring of the relationship between the parties effective as of April 1, 1996. The Agreement provides, among other things, for (i) a modification of the existing funding agreement between the parties to limit the Company's lending commitment to DataView to a maximum of $2,042,000 (the balance due under such funding agreement as of March 31, 1996); (ii) the repayment by DataView of certain advances totaling at least $93,000 made by HIE subsequent to December 31, 1995; (iii) a reduction in HIE's equity interest in DataView from 61.5% to 19.5% through a stock repurchase by DataView financed by HIE; (iv) certain rights for HIE to use DataView's clinical image management technology in HIE's service business, as well as non-exclusive product distribution rights; and (v) a reduction in HIE's representation on the DataView Board of Directors and a termination of HIE's executive management responsibilities with respect to DataView.

5.  Subsequent Event:

The Company and Massey Burch Capital Corp. ("Massey Burch") currently each hold less than 1% of the common stock of an HIE affiliate Criterion Health Strategies, Inc. ("CHS") and an 8% convertible debenture which is convertible into 32% of the CHS common stock on a fully diluted basis. On July 30, 1996, the Company and Massey Burch entered into an agreement in principle which contemplates the purchase by the Company of an option to acquire Massey Burch's investment in CHS. The option as currently proposed would be exercisable at any time during the period from December 31, 1996 through June 30, 1997, with the option exercise price to be payable through the issuance of the greater of 416,666 shares of the Company's Common Stock or the equivalent number of shares having a fair market value of $2 million at the time the option is exercised. The agreement in principle contemplates that, as consideration for the grant of this option, the Company will issue to Massey Burch a warrant to purchase 50,000 shares of the Company's common stock at fair market value as of the date of grant. The agreement further contemplates that Massey Burch will be granted registration rights with respect to both the shares of common stock underlying the warrant and the shares issuable upon the Company's exercise of the proposed option. Massey Burch will continue to be subject to its commitment to fund CHS up to a maximum of $2 million of which Massey Burch has funded $1.1 million as of July 31, 1996. The transactions contemplated by the agreement in principle are subject to negotiation and execution of definitive agreements and other customary conditions. There can be no assurance that definitive agreements will be entered into or, even if entered into, that the transaction will be consummated as described above or that the Company would exercise an option to acquire Massey Burch's interest in CHS.

    Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

         Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") was incorporated in Georgia on June 15, 1994 and was a wholly-owned subsidiary of Healthdyne, Inc. (the "Former Parent") until November 6, 1995 at which time the Former Parent distributed all of the outstanding shares of HIE to the Former Parent's shareholders (the "Spin-Off"). HIE's common stock is publicly traded on the NASDAQ SmallCap Market under the HDIE trading symbol. In conjunction with its subsidiaries Healthcare Communications, Inc. ("HCI") and Integrated Healthcare Solutions, Inc. ("IHS") and its affiliate Criterion Health Strategies, Inc. ("CHS"), the Company is a leading provider of enterprise-wide clinical information management solutions for emerging integrated healthcare delivery networks ("IDNs"). Each subsidiary and the affiliate are referred to by the Company as an Entrepreneurial Business Unit ("EBU").

         The Company generates revenue from licensing clinical information software tools and products and providing related system design, integration, implementation, support, education and consulting services as shown below.

         HCI. HCI presently contributes the majority of HIE's revenue through Cloverleaf TM integration engine software license fees and related implementation, maintenance and education fees. Software licenses are granted on a perpetual basis for a one-time, upfront fee. Implementation fees are based on actual hours of implementation service at standard hourly rates. Software maintenance agreements are generally one-year renewable service contracts for a prepaid standard fee. HCI charges a standard per-student amount for its education classes.

         IHS. IHS' revenue contribution to HIE has rapidly increased since its formation in early 1995. IHS provides clinical and other information solutions through the use of both proprietary and third-party software tools and by providing related system design, integration and consulting services. Software licenses and sublicenses are generally granted on a perpetual basis for a one-time, upfront fee. Services are generally provided for a fixed fee based on estimated hours of service to be provided at standard hourly rates.

         CHS. CHS provides enterprise management and other decision support products through the use of both proprietary and third-party software tools. The Company does not currently consolidate the operating results of CHS. However, on July 30, 1996, the Company entered into an agreement in principle with Massey Burch Capital Corp. ("Massey Burch") which enables the Company to acquire a majority interest in CHS. See Note 5 of Notes to Consolidated Condensed Financial Statements included in Item 1 herein.

         On June 12, 1996, the Company entered into an agreement effective April 1, 1996, with a former majority-owned subsidiary DataView Imaging International, Inc. ("DataView") providing for a restructuring of the relationship between HIE and DataView as discussed in

Note 4 of Notes to Consolidated Condensed Financial Statements included in Item 1 herein. Subsequent to March 31, 1996, DataView's financial position, results of operations and cash flows are no longer included in HIE's consolidated financial statements.

         The Company expects the following external factors to affect the market for healthcare information systems tools, products and services in future years: (1) the continued and accelerated emergence of IDNs; (2) the shift from the traditional fee-for-service reimbursement system to the capitated (fixed fee) payment system for healthcare services; (3) the growing importance of comprehensive clinical information in the managed patient care environment; (4) the introduction of cost accounting to the healthcare delivery system; and (5) the growing world-wide need to control the cost of quality healthcare.

         Software revenue is generally recognized upon shipment in accordance with Statement of Position 91-1, "Software Revenue Recognition". Service revenue is recognized as the work is performed or, in the case of a fixed fee contract, on the percentage of completion basis, even though some services are prepaid.

         The Company's consolidated balance sheets include assets designated purchased software and capitalized software development costs. Purchased software originates from purchases by HIE of proprietary software tools developed by third parties and prepaid license fees for software tools to be distributed by HIE on a non-exclusive basis. Certain costs of HIE proprietary software developed internally are capitalized in accordance with generally accepted accounting principles. The costs of individual software tools or products are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over five years, whichever method results in a higher level of amortization.

         The excess of cost over net assets of acquired businesses (goodwill) is being amortized over a period of fifteen years. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

Results of Operations

The following table sets forth for the periods indicated: (1) the relative significance of each EBU to the Company as a whole and (2) the percentage of total revenue for each component included in the Company's Consolidated Condensed Statements of Operations:

                                                        Percent of Revenue (unless otherwise indicated)
                                           --------------------------------------------------------------------
                                                    Three Months Ended                  Six Months Ended
                                                          June 30,                          June 30,
                                           ----------------------------------    ------------------------------
                                                1996             1995                  1996             1995
                                                ----             ----                  ----             ----
Total revenue (000's omitted)                 $3,737           $1,884                 $7,267         $3,753
                                           --------------------------------------------------------------------

HCI                                               57%              81%                    56%            84%
IHS                                               43               12                     42              7
DataView                                          --                7                      2              9
                                           --------------------------------------------------------------------
         Total revenue                           100%             100%                   100%           100%
                                           --------------------------------------------------------------------

Revenue:
         Software                                 38%              60%                    43%            57%
         Services                                 62               40                     57             43
                                           --------------------------------------------------------------------
           Total revenue                         100              100                    100            100
                                           --------------------------------------------------------------------

Cost of revenue:
         Software                                  5                4                    10               7
         Services                                 53               66                    54              49
                                           --------------------------------------------------------------------
           Total cost of revenue                  35               29                    35              25
                                           --------------------------------------------------------------------

Gross profit                                      65               71                    65              75
                                           --------------------------------------------------------------------

Operating expenses:
         Sales and marketing                      23               48                    23              40
         Research and development                  8               23                     9              22
         General and administrative               24               47                    25              48
                                           --------------------------------------------------------------------
           Total operating expenses               55              118                    57             110
                                           --------------------------------------------------------------------

Operating earnings (loss)                         10              (47)                    8             (35)
Losses of affiliate                               --              (13)                   --             (13)
Minority interest                                 --                4                    --               1
Interest expense, net                             (3)              (2)                   (3)             (2)
                                           --------------------------------------------------------------------
         Earnings (loss) before taxes              7              (58)                    5             (49)
Income tax (expense) benefit                      --                1                    --              (1)
                                           --------------------------------------------------------------------
         Net earnings (loss)                       7%             (57)%                   5%            (50)%
                                            -------------------------------------------------------------------

Comparison of Three Months Ended June 30, 1996 and June 30, 1995

         Revenue. Total revenue was $3.7 million for the three months ended June 30, 1996 compared to $1.9 million for the three months ended June 30, 1995, an increase of 98% even though DataView's revenue is no longer included in the Company's consolidated revenue effective April 1, 1996 as discussed above. During the second quarter of 1995, 81% of the Company's revenue was attributable to software license fees for the integration engine software tool and related services as compared to 57% for the second quarter of 1996. The Company completed development of or acquired and began marketing additional software tools, acquired distribution rights to other software tools and expanded the system design and integration services capability of IHS during 1995. While revenue from integration engine license fees and related services increased, the general availability of these new software tools and the growth of IHS to meet the demand by IDNs for clinical information solutions are primarily responsible for the Company's increased revenue.

         Cost of revenue. Cost of revenue includes, among other things, compensation of service personnel, travel and software royalties and amortization. The cost of revenue was $1.3 million for the three months ended June 30, 1996 compared to $544,000 for the three months ended June 30, 1995, an increase of 138%. The increase in cost of revenue from 29% of revenue to 35% of revenue between the second quarter of 1995 and the second quarter of 1996 is primarily due to the shift in revenue mix toward service, which typically has a higher cost of revenue than software. This increase was somewhat offset by the improved productivity of the IHS service organization.

         Gross profit. The Company's gross profit was $2.4 million for the three months ended June 30, 1996 compared to $1.3 million for the three months ended June 30, 1995, an increase of 82%, but gross profit as a percent of revenue decreased from 71% for the second quarter of 1995 to 65% for the second quarter of 1996. The revenue mix shifted from 60% software and 40% services for the second quarter of 1995 to 38% software and 62% services for the second quarter of 1996. The main reason for the shift was the increase in system design and integration services provided by IHS. While software revenue, which has relatively high gross profit margins, increased from $1.1 million for the three months ended June 30, 1995 to $1.4 million for the three months ended June 30, 1996, a 27% increase, services revenue, which normally has lower gross profit margins than software, increased from $756,000 for the three months ended June 30, 1995 to $2.3 million for the three months ended June 30, 1996, an increase of 205%. The Company expects its revenue mix to approximate 50% software and 50% services in the foreseeable future.

         Sales and marketing. Sales and marketing expense includes, among other things, compensation of sales and marketing personnel, sales commissions, travel and advertising. Sales and marketing expense was $868,000 for the three months ended June 30, 1996 compared to $901,000 for the three months ended June 30, 1995, a decrease of 4%, due primarily to the exclusion of DataView from the Company's consolidated operating results for the second quarter of 1996 as discussed above. Sales and marketing expense as a percent of revenue decreased from 48% for the second quarter of 1995 to 23% for the second quarter of 1996, reflecting the increased productivity of the Company's internal sales force and its distributors.

         Research and development. Research and development expense includes, among other things, compensation of research and development personnel, depreciation and lease expense of research and development equipment and travel. Research and development expense was $282,000 for the three months ended June 30, 1996 compared to $436,000 for the three months ended June 30, 1995, a decrease of 35%, due primarily to the capitalization of internally developed software costs totaling $231,000 in the second quarter of 1996 and secondarily to the exclusion of DataView from the Company's consolidated operating results for the second quarter of 1996 as discussed above. No such costs qualified for capitalization under generally accepted accounting principles in the second quarter of 1995.

         General and administrative. General and administrative expense includes, among other things, compensation of finance, accounting and administrative personnel, goodwill amortization, office rent and insurance. General and administrative expense was $917,000 for the three months ended June 30, 1996 compared to $882,000 for the three months ended June 30, 1995, an increase of 4%, due primarily to the net effect of (1) increased goodwill amortization related primarily to the step acquisition of HCI during 1995; (2) identifiable expenses of being a new public company; (3) increased IHS administrative staffing costs to support IHS' current and projected growth; (4) decreased staffing, outside service expense and other administrative costs at HCI resulting from cost control measures initiated during the fourth quarter of 1995 and the first quarter of 1996; and (5) the exclusion of DataView from the Company's consolidated operating results for the second quarter of 1996 as discussed above.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $255,000 in the second quarter of 1995. The December 1995 transaction with Massey Burch which provided for a sharing of the Company's funding commitment to CHS had the additional result of relieving the Company of the requirement to report a loss from CHS during 1996.

         Minority interest. The minority interest in net loss of subsidiary totaling $79,000 in the second quarter of 1995 related to HCI, and such minority interest is no longer applicable as a result of HIE's increased ownership interest in HCI to 100% effective December 31, 1995. HIE acquired 100% ownership interest in HCI through a three-step acquisition of a 44% interest in October 1994, an additional 13% interest in May 1995 and the remaining 43% interest effective December 31, 1995.

         Interest expense, net. Net interest expense was $122,000 for the three months ended June 30, 1996 compared to $52,000 for the three months ended June 30, 1995, an increase of 135%, due primarily to the net effect of (1) increased interest associated with financing the increased HCI ownership interest referred to above; (2) increased interest expense related to additional HCI debt incurred to finance a prepaid exclusive reseller's license for screen scraping technology during May 1995 and (3) reduced HCI interest expense under a financing agreement renegotiated at a lower interest rate effective January 1, 1996.

         Income tax (expense) benefit. The Company has no provision for income taxes for the three months ended June 30, 1996 due to the utilization of available net operating loss carryforward benefits. The income tax benefit of $25,000 for the three months ended June 30, 1995 relates to HCI, which filed a separate income tax return prior to HIE increasing its ownership interest in HCI to 100% effective December 31, 1995.

Comparison of Six Months Ended June 30, 1996 and June 30, 1995

         Revenue. Total revenue was $7.3 million for the six months ended June 30, 1996 compared to $3.8 million for the six months ended June 30, 1995, an increase of 94% even though DataView's revenue is no longer included in the Company's consolidated revenue effective April 1, 1996 as discussed above. During the first half of 1995, 84% of the Company's revenue was attributable to software license fees for the integration engine software tool and related services as compared to 56% for the second half of 1996. The Company completed development of or acquired and began marketing additional software tools, acquired distribution rights to other software tools and expanded the system design and integration services capability of IHS during 1995. While revenue from integration engine license fees and related services increased, the general availability of these new software tools and the growth of IHS to meet the demand by IDNs for clinical information solutions are primarily responsible for the Company's increased revenue.

         Cost of revenue. The cost of revenue was $2.5 million for the six months ended June 30, 1996 compared to $944,000 for the six months ended June 30, 1995, an increase of 169%. The increase in cost of revenue from 25% of revenue to 35% of revenue between the first half of 1995 and the first half of 1996 is primarily attributable to the shift in revenue mix toward service, which typically has a higher cost of revenue than software, and the normal cost inefficiencies associated with the rapid growth of IHS' service organization to handle the increased demand for its system design and integration services.

         Gross profit. The Company's gross profit was $4.7 million for the six months ended June 30, 1996 compared to $2.8 million for the six months ended June 30, 1995, an increase of 68%, but gross profit as a percent of revenue decreased from 75% for the first half of 1995 to 65% for the first half of 1996. The revenue mix shifted from 57% software and 43% services for the first half of 1995 to 43% software and 57% services for the first half of 1996. The main reason for the shift was the increase in system design and integration services provided by IHS. While software revenue, which has relatively high gross profit margins, increased from $2.1 million for the six months ended June 30, 1995 to $3.2 million for the six months ended June 30, 1996, a 47% increase, services revenue, which normally has lower gross profit margins than software, increased from $1.6 million for the six months ended June 30, 1995 to $4.1 million for the six months ended June 30, 1996, an increase of 156%.

         Sales and marketing. Sales and marketing expense was $1.7 million for the six months ended June 30, 1996 compared to $1.5 million for the six months ended June 30, 1995, an increase of 14%, due primarily to the net effect of increased sales personnel costs, sales commissions and travel expenses associated with increased sales staffing and the increase in revenue, offset somewhat by the exclusion of DataView from the Company's consolidated operating results for the second quarter of 1996 as discussed above. Sales and marketing expense as a percent of revenue decreased from 40% for the first half of 1995 to 23% for the first half of 1996, reflecting the increased productivity of the Company's internal sales force and its distributors.

         Research and development. Research and development expense was $605,000 for the six months ended June 30, 1996 compared to $828,000 for the six months ended June 30, 1995, a decrease of 27%, due primarily to the capitalization of internally developed software costs totaling $445,000 in the first half of 1996 and secondarily to the exclusion of DataView from the Company's consolidated operating results for the second quarter of 1996 as discussed above. No such costs qualified for capitalization under generally accepted accounting principles in the first half of 1995.

         General and administrative. General and administrative expense was approximately $1.8 million for both the six months ended June 30, 1996 and 1995. The slight increase of $31,000 between the two periods was primarily due to the same factors which accounted for the increase in general and administrative expense between the three months ended June 30, 1995 compared to the three months ended June 30, 1996.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $468,000 in the first half of 1995. The December 1995 transaction with Massey Burch which provided for a sharing of the Company's funding commitment to CHS had the additional result of relieving the Company of the requirement to report a loss from CHS during 1996.

         Minority interest. The minority interest in net loss of subsidiary totaling $20,000 in the first half of 1995 related to HCI, and such minority interest is no longer applicable as a result of HIE's increased ownership interest in HCI to 100% effective December 31, 1995.

         Interest expense, net. Net interest expense was $235,000 for the six months ended June 30, 1996 compared to $85,000 for the six months ended June 30, 1995, an increase of 176%, due primarily to the same factors which accounted for the increase in net interest expense between the three months ended June 30, 1995 compared to the three months ended June 30, 1996.

         Income tax (expense) benefit. The Company has no provision for income taxes for the six months ended June 30, 1996 due to the utilization of available net operating loss carryforward benefits. The income tax expense of $45,000 for the six months ended June 30, 1995 relates to HCI, which filed a separate income tax return prior to HIE increasing its ownership interest in HCI to 100% effective December 31, 1995.

Liquidity and Capital Resources

         The Company has historically financed both its operations since inception and its investments in EBUs primarily through equity investments by the Former Parent, which totaled $22 million. Following the Spin-Off, the Former Parent has no obligation or intention to make additional advances or equity infusions in the Company. The

Company's plans for future working capital and other capital requirements are discussed below.

         The Company has working capital of $2.5 million at June 30, 1996 compared to $2.7 million at December 31, 1995. Cash decreased $1.2 million during the first half of 1996 compared to a $1.3 million increase during the first half of 1995 for the reasons discussed below.

         Net cash provided by operating activities totaled $958,000 for the first half of 1996 compared to net cash used in operating activities of $2.3 million for the first half of 1995. The $3.2 million total variance between the two periods reflects increased cash flow from the net earnings recorded in the first half of 1996 compared to the net loss in the first half of 1995 and various changes in the components of working capital, most notably increases in deferred revenue and accounts payable offset somewhat by increased trade accounts receivable due to increased revenue and higher days revenue in accounts receivable.

         Net cash used in investing activities was $1.3 million for the first half of 1996 compared to $1.7 million for the first half of 1995. During the first half of 1996, the Company made a higher level of payments for a third-party developed software tool and prepaid licenses for other software tools. As previously discussed, the Company capitalized $445,000 of internally developed software costs during the first half of 1996. The decrease in capital expenditures reflects the Company's current preference for leasing, versus purchasing, computer equipment. The acquisition of business in the first half of 1995 relates to HCI as previously discussed.

         Net cash used in financing activities was $873,000 during the first half of 1996 compared to net cash provided by financing activities of $5.3 million during the first half of 1995. Prior to the Spin-Off, the Former Parent funded HIE's operations and investments as reflected in the $5.3 million capital contribution during the first half of 1995. The long-term debt payments shown in the first half of 1996 primarily relate to the payoff of the $1.1 million note payable associated with the HCI step-acquisition effective
December 31, 1995.   The proceeds from the issuance of common stock relate to
the exercise of stock options held by employees of the Former Parent.

         The Company has $1.7 million of debt financing maturing over the next twelve months, of which $1.1 million could be satisfied with HCI's products and/or services at the lender's option. During May 1996, HCI renewed its $1.0 million line of credit with a bank on essentially the same terms and conditions as the expiring line of credit with said bank. The Company is currently pursuing, but has no commitment to receive, at least a $2 million line of credit from a bank or a financial institution for unanticipated working capital needs. Potential future sources of long-term financing include a public offering by the Company or a public offering by one or more EBUs, depending on the Company's or EBU's actual and planned performance and the conditions in the equity market at the time. However, there can be no assurance that such a public offering could be consummated on terms acceptable to the Company, if at all. Nonetheless, based on its current business plan, the Company believes that current available cash and anticipated cash flow from operating activities will be sufficient to meet the Company's capital requirements, including the payment of all maturing debt in cash and its remaining funding commitment to CHS, for at least the next twelve months.

         Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's limited operating history and lack of profitability in prior periods, limitations and potential costs inherent in the EBU operational structure, market acceptance of new products and services offered by the Company, limited capital resources, and competitive factors, such as new technologies and pricing pressures, as well as factors discussed or identified from time to time in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

                         PART II  -  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders.

         The Company's annual meeting of shareholders was held on May 21, 1996. At the annual meeting, the Company's shareholders voted on (1) the election of eight directors and (2) the approval of the Company's Employee Stock Purchase
Plan.   The results of the voting were as follows:

         (1) Election of Directors

                                                     For           Vote Withheld
                                                     ---           -------------
               Parker H. Petit                   13,954,862           351,433
               H.  Darrell Young                 13,943,721           362,574
               J. Terry Dewberry                 13,954,921           351,374
               William J. Gresham, Jr.           13,950,721           355,574
               Charles R. Hatcher, Jr., M.D.     13,951,241           355,054
               John W. Lawless                   13,953,021           353,274
               Carl E. Sanders                   13,932,031           374,264
               Donald W. Weber                   13,948,221           358,074

         (2) Approval of the Employee Stock Purchase Plan

                                  For:           12,265,140
                                  Against:          773,569
                                  Abstentions       246,774

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                2 - Agreement dated as of April 1, 1996, between the Company,
                      DataView, Kurt Farhy, John Ernissee and Richard Bigelow.

               10 - Healthdyne Information Enterprises, Inc. 1996 EBU Tandem
                      Stock Option Plan.

               11 - Statements of Computation of Per Share Earnings (Loss).

               27 - Financial Data Schedule (for SEC use only).

        (b)   Reports on Form 8-K

               During the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Healthdyne Information Enterprises,  Inc.


August 12, 1996                   By:   /s/ Joseph G. Bleser
                                     --------------------------------------
                                         Joseph G. Bleser
                                         Vice President -Finance,
                                         Chief Financial Officer, Treasurer
                                         and Secretary
                                         (duly authorized and principal
                                         financial officer)

                                 EXHIBIT INDEX

                 Exhibit
                 Number                    Description
                 ------           ---------------------------------------------
                     2            Agreement dated as of April 1, 1996 between
                                  the Company, DataView, Kurt Farhy, John
                                  Ernissee and Richard Bigelow

                    10            Healthdyne Information Enterprises, Inc. 1996
                                  EBU Tandem Stock Option Plan

                    11            Statements of Computation of Per Share
                                  Earnings (Loss)

                    27            Financial Data Schedule (for SEC use only)
