Form 10-Q
period 1996-09-30
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1996-11-13
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
-----      quarterly period ended September 30, 1996.

                                       or

           Transition  Report  pursuant  to  Section  13 or 15 (d) of the
           Securities  Exchange  Act of  1934  for the
-----      transition period from                   to                         .
                                  ------------------   ------------------------

Commission file number 0-27056


                    Healthdyne Information Enterprises, Inc.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                               58-2112366
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)


1850 Parkway Place, Suite 1100,  Marietta,  Georgia                   30067
-----------------------------------------------------------------------------
       (Address of principal executive offices)                     (Zip Code)

                                 (770) 423-8450
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES     X                 NO
                                   -----                    -----

The number of shares outstanding of the issuer's only class of Common Stock, $ .01 par value, as of October 31, 1996 was 17,369,965.

                       Exhibit Index is on Page 19 herein.

          PART I - FINANCIAL INFORMATION; Item 1. Financial Statements Healthdyne Information Enterprises, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets (in thousands, except per share amounts)

                                                                                    9/30/96       12/31/95
                                                                                   ---------      --------
                                 ASSETS                                           (Unaudited)
Cash and cash equivalents                                                           $  2,717     $  4,013
Trade accounts receivable, less allowances of $68 at
          September 30, 1996 and $85 at December 31, 1995                              4,797        2,966
Other current assets, net                                                              1,067        1,020
---------------------------------------------------------------------------------------------------------
         Total current assets                                                          8,581        7,999
Purchased software, net of accumulated amortization of
          $455 and $150 at September 30, 1996 and
         December 31, 1995, respectively                                               3,465        2,494
Capitalized software development costs, net of
         accumulated amortization of $21 at September 30, 1996                           572         --
Property and equipment, net of accumulated depreciation
         of $396 and $354 at September 30, 1996 and
         December 31, 1995, respectively                                               1,199        1,136
Excess of cost over net assets of businesses acquired, less
         accumulated amortization of $1,278 and $758 at
         September 30, 1996 and December 31, 1995,
          respectively                                                                 8,998        9,614
Other assets                                                                             469          491
---------------------------------------------------------------------------------------------------------
         Total assets                                                               $ 23,284     $ 21,734
---------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt and obligations under
         capital leases                                                             $  1,598     $  2,652
Accounts payable                                                                       1,392          547
Accrued liabilities                                                                      885          760
Deferred service revenue                                                               2,167        1,297
---------------------------------------------------------------------------------------------------------
         Total current liabilities                                                     6,042        5,256
Long-term debt and obligations under capital leases,
         excluding current installments                                                5,276        5,382
Other long-term obligations                                                             --            167
---------------------------------------------------------------------------------------------------------
         Total liabilities                                                            11,318       10,805
---------------------------------------------------------------------------------------------------------
Shareholders' equity:
Series A cumulative preferred stock, without par value
         Authorized 20,000 shares; designated 500 shares;
         issued none                                                                    --           --
Common stock, $.01 par value.  Authorized 50,000 shares;
         issued and outstanding 17,330 and 16,503 shares at
         September 30, 1996 and December 31, 1995,
         respectively                                                                    173          165
Additional paid-in capital                                                            22,395       22,012
Accumulated deficit                                                                  (10,602)     (11,248)
---------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                   11,966       10,929
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          $ 23,284     $ 21,734
---------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)

                                          Three Months Ended     Nine Months Ended
                                             September 30,          September 30,
                                           -----------------      -----------------
                                           1996       1995         1996      1995
                                           ----       ----         ----     ----
                                              (Unaudited)          (Unaudited)
Revenue:
         Software                       $  1,629    $    789    $  4,781    $  2,935
         Services                          2,324       1,288       6,439       2,895
------------------------------------------------------------------------------------
            Total revenue                  3,953       2,077      11,220       5,830
------------------------------------------------------------------------------------

Cost of revenue:
         Software                            138          36         450         187
         Services                          1,226         792       3,449       1,585
------------------------------------------------------------------------------------
            Total cost of revenue          1,364         828       3,899       1,772
------------------------------------------------------------------------------------

Gross profit                               2,589       1,249       7,321       4,058

Operating expenses:
         Sales and marketing                 764         946       2,445       2,424
         Research and development            471         545       1,076       1,373
         General and administrative          938       1,100       2,783       2,914
------------------------------------------------------------------------------------
            Total operating expenses       2,173       2,591       6,304       6,711
------------------------------------------------------------------------------------

Operating earnings (loss)                    416      (1,342)      1,017      (2,653)
Losses of affiliate                         --          (288)       --          (756)
Minority interest                           --           143        --           163
Interest expense, net                       (136)        (51)       (371)       (136)
------------------------------------------------------------------------------------
         Earnings (loss) before taxes        280      (1,538)        646      (3,382)
Income tax benefit                          --           327        --           282
------------------------------------------------------------------------------------
         Net earnings (loss)            $    280    $ (1,211)   $    646    $ (3,100)
------------------------------------------------------------------------------------

Earnings (loss) per common share
and common share equivalent:
         Primary                        $   0.01    $  (0.08)   $   0.03    $  (0.20)
         Fully diluted                  $   0.01    $  (0.08)   $   0.03    $  (0.20)
------------------------------------------------------------------------------------

Weighted average number of common
shares and common share equivalents:
         Primary                          18,934      15,500      18,505      15,500
         Fully diluted                    19,002      15,500      18,689      15,500
------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    ---------------------
                                                                                      1996         1995
                                                                                    --------     --------
                                                                                         (Unaudited)
Cash flows from operating activities:
Net earnings (loss)                                                                 $    646     $ (3,100)
Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
         Losses of affiliate                                                            --            756
         Minority interest in net loss of subsidiary                                    --           (163)
         Depreciation and amortization                                                 1,063          677
         Increase in trade accounts receivable                                        (1,859)        (775)
         Increase in other current assets                                               (182)        (495)
         Increase (decrease) in current liabilities other than
              current installments of long-term debt and
              capital lease obligations                                                2,034         (381)
---------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                           1,702       (3,481)
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchased software                                                                    (1,080)      (1,326)
Capitalized software development costs                                                  (593)        --
Capital expenditures                                                                    (345)        (525)
Acquisition of business, net of cash acquired                                           --           (565)
(Increase) decrease in other noncurrent assets, net                                       18         (225)
---------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                        (2,000)      (2,641)
---------------------------------------------------------------------------------------------------------
Cash flows before financing activities                                                  (298)      (6,122)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Principal (payments) borrowings of long-term debt                                     (1,389)         302
Proceeds from the issuance of common stock                                               391         --
Proceeds from capital contributions                                                     --         10,826
---------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                            (998)      11,128
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                       (1,296)       5,006
Cash at the beginning of the period                                                    4,013           41
---------------------------------------------------------------------------------------------------------
Cash at the end of the period                                                       $  2,717     $  5,047
---------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1.    General:

The consolidated condensed financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") for the year ended December 31, 1995.

2.    Major Customers:

One customer accounted for 29% and 27% of the Company's revenue for the three and nine-month periods ended September 30, 1996, respectively. In addition, one distributor provided customers to the Company that accounted for approximately 5% and 9% of the Company's revenue for the three and nine-month periods ended September 30, 1996.

3.    Earnings (Loss) Per Share of Common Stock:

Earnings per share of common stock for the three and nine-month periods ended September 30, 1996 are based on the weighted average shares of common stock outstanding and dilutive outstanding stock options computed using the treasury stock method for primary and fully diluted calculation purposes. Loss per share for both primary and fully diluted calculation purposes is based on the weighted average shares of common stock outstanding without regard to the antidilutive effect of outstanding stock options.

4.    Investments in Affiliates:

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

The Company and Massey Burch Capital Corp. ("Massey Burch") currently each hold less than 1% of the common stock of Criterion Health Strategies, Inc. ("CHS"), a HIE affiliate, and an 8% convertible debenture which is convertible into 32% of the CHS common stock on a fully diluted basis. On July 30, 1996, the Company and Massey Burch entered into an agreement in principle which contemplates the purchase by the Company of an option to acquire Massey Burch's investment in CHS (the "Massey Burch Option"). The Massey Burch Option as currently proposed would be exercisable at any time during the period from December 31, 1996 through June 30, 1997, with the option exercise price to be payable through the issuance of the greater of 416,666 shares of the Company's common stock or the equivalent number of shares having a fair market value of $2 million at the time the option is exercised. The agreement in principle contemplates that, as consideration for the grant of Massey Burch Option, the Company will issue to Massey Burch a warrant to purchase 50,000 shares of the Company's common stock at fair market value as of the date of grant. The agreement further contemplates that Massey Burch will be granted registration rights with respect to both the shares of common stock underlying the warrant and the shares issuable upon the Company's exercise of the proposed option. Massey Burch will continue to be subject to its commitment to fund CHS up to a maximum of $2 million of which Massey Burch has funded $1.4 million as of September 30, 1996. The transactions contemplated by the agreement in principle are subject to negotiation and execution of definitive agreements and other customary conditions. There can be no assurance that definitive agreements will be entered into or, even if entered into, that the transaction will be consummated as described above or that the Company would exercise the Massey Burch Option to acquire Massey Burch's interest in CHS.

5.    Subsequent Events:

On November 4, 1996, the Company sold 2.75 million shares of its common stock and received approximately $10.5 million, after deducting all offering-related expenses. The Company intends to use the net proceeds of this offering for working capital and general corporate purposes, including the satisfaction of the Company's remaining commitment to CHS, which will not exceed $700,000.

On November 7, 1996, the Company and the two executive officers of CHS (the "CHS Executives"), each of whom presently owns 13% (26% in the aggregate) of the CHS common stock on a fully diluted basis, entered into an agreement in principle which contemplates the grant of an option by the CHS Executives at no cost to the Company to acquire all of the CHS Executives' ownership interest in CHS (the "CHS Executives' Option"). The CHS Executives' Option as currently proposed would be exercisable if, and only if, the Massey Burch Option is exercised (see
Note 4). The exercise price of the CHS Executives' Option would be payable through the issuance by the Company of an aggregate of 240,000 shares of its common stock (120,000 shares to each CHS Executive), which shares would vest periodically from the option exercise date through June 30, 1999. The agreement further contemplates that the CHS Executives will be granted registration rights with respect to the shares issuable upon the Company's exercise of the proposed option. Finally, the agreement provides for the conversion of the present CHS stock option plans, for which 10% of the CHS common stock on a fully diluted basis are presently reserved for issuance by CHS, to a new Company tandem stock option plan under which 160,000 shares of the Company's common stock would be reserved for issuance. The transactions contemplated by the agreement in principle are subject to negotiation and execution of definitive agreements and other customary conditions. There can be no assurance that definitive agreements will be entered into or, even if entered into, that the transaction will be consummated as described above or that the Company would simultaneously exercise, as required, the Massey Burch Option and the CHS Executives' Option to acquire Massey Burch's and the CHS Executives' interests, respectively, in CHS.

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

Overview

         Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") was incorporated in Georgia on June 15, 1994 and was a wholly-owned subsidiary of Healthdyne, Inc. (the "Former Parent") until November 6, 1995 at which time the Former Parent distributed all of the outstanding shares of HIE to the Former Parent's shareholders (the "Spin-Off"). HIE's common stock is publicly traded on the Nasdaq National Market under the symbol "HDIE". In conjunction with its subsidiaries Healthcare Communications, Inc. ("HCI") and Integrated Healthcare Solutions, Inc. ("IHS") and its affiliate Criterion Health Strategies, Inc. ("CHS"), the Company is a leading provider of enterprise-wide clinical information management solutions for emerging integrated healthcare delivery networks ("IDNs"). Each subsidiary and the affiliate are referred to by the Company as an Entrepreneurial Business Unit ("EBU").

         The Company generates revenue from licensing clinical information software tools and products and providing related system design, integration, implementation, support, education and consulting services as discussed below.

         HCI. HCI presently contributes the majority of HIE's revenue through CloverleafTM integration engine software license fees and related implementation, maintenance and education fees. Software licenses are granted on a perpetual basis for a one-time, upfront fee. Implementation fees are based on actual hours of implementation service at standard hourly rates. Software maintenance agreements are generally one-year renewable service contracts for a prepaid standard fee. HCI charges a standard per-student amount for its education classes.

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

         CHS. CHS provides enterprise management and other decision support products through the use of both proprietary and third-party software tools. The Company does not currently consolidate the operating results of CHS. However, on July 30, 1996 and November 7, 1996, the Company entered into two separate agreements in principle with Massey Burch Capital Corp. ("Massey Burch") and the two executive officers of CHS, respectively, which together would enable the Company to acquire a 100% ownership interest in CHS. See Notes 4 and 5 of Notes to Consolidated Condensed Financial Statements included in Item 1 herein.

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

         The Company's consolidated balance sheets include assets designated as purchased software and capitalized software development costs. Purchased software originates from purchases by HIE of proprietary software tools developed by third parties and prepaid license fees for software tools to be distributed by HIE on a non-exclusive basis. Certain costs of HIE proprietary software developed internally are capitalized in accordance with generally accepted accounting principles. The costs of individual software tools or products are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over not more than five years, whichever method results in a higher level of amortization.

         The excess of cost over net assets of businesses acquired (goodwill) is being amortized over a period of fifteen years. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

Results of Operations

The following table sets forth for the periods indicated: (1) the relative significance of each EBU to the Company as a whole and (2) the percentage of total revenue for each component included in the Company's Consolidated Condensed Statements of Operations:

                                          Percent of Revenue (unless otherwise indicated)
                                          ----------------------------------------------
                                          Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                          --------------------     -------------------
                                            1996       1995        1996         1995
                                            ----       ----        ----         ----
Total revenue (000's omitted)             $3,953    $  2,077    $ 11,220     $  5,830
                                          -------------------------------------------

HCI                                           60%         61%         58%          76%
IHS                                           40          27          41           14
DataView (1)                                --            12           1           10
                                          -------------------------------------------
         Total revenue                       100%        100%        100%         100%
                                          -------------------------------------------

Revenue:
         Software                             41%         38%         43%          50%
         Services                             59          62          57           50
                                          -------------------------------------------
           Total revenue                     100         100         100          100
                                          -------------------------------------------

Cost of revenue:
         Software                              8           5           9            6
         Services                             53          61          54           55
                                          -------------------------------------------
           Total cost of revenue              35          40          35           30
                                          -------------------------------------------

Gross profit                                  65          60          65           70
                                          -------------------------------------------
Operating expenses:
         Sales and marketing                  19          46          22           41
         Research and development             12          26           9           24
         General and administrative           23          53          25           50
                                          -------------------------------------------
           Total operating expenses           54         125          56          115
                                          -------------------------------------------
Operating earnings (loss)                     11         (65)          9          (45)
Losses of affiliate                         --           (14)       --            (13)
Minority interest                           --             7        --              2
Interest expense, net                         (4)         (2)         (3)          (2)
                                          -------------------------------------------
         Earnings (loss) before taxes          7         (74)          6          (58)
Income tax benefit                          --            16        --              5
                                          -------------------------------------------
         Net earnings (loss)                   7%        (58)%         6%         (53)%
                                          -------------------------------------------

         (1) See Note 4 of Notes to Consolidated Condensed Financial Statements regarding the restructuring of the relationship between the Company and Dataview.

Comparison of Three Months Ended September 30, 1996 and September 30, 1995

         Revenue. Total revenue was $4.0 million for the three months ended September 30, 1996 compared to $2.1 million for the three months ended September 30, 1995, an increase of 90% even though DataView's revenue is no longer included in the Company's consolidated revenue effective April 1, 1996 as discussed above. HCI and IHS contributed equally to the revenue growth in the third quarter of 1996, with HCI's revenue growth being attributable primarily to increased software revenue and IHS' revenue growth being attributable primarily to increased service revenue. Software revenue increased 106% in the third quarter of 1996 due primarily to increased CloverleafTM integration engine license fees and secondarily to community person index ("CPI"), imaging and workflow software tool license fees. Service revenue increased 80% in the third quarter of 1996 due primarily to the growth of IHS to meet the demand by IDNs for system design and integration services and the development of clinical information solutions.

         Cost of revenue. Cost of revenue includes, among other things, compensation of service personnel, travel and software royalties and amortization. The cost of revenue was $1.4 million for the three months ended September 30, 1996 compared to $828,000 for the three months ended September 30, 1995, an increase of 65%, substantially all of which is related to the growth in revenue. The decrease in cost of revenue from 40% of revenue to 35% of revenue between the third quarter of 1995 and the third quarter of 1996 is due primarily to improved productivity of the IHS service organization.

         Gross profit. The Company's gross profit was $2.6 million for the three months ended September 30, 1996 compared to $1.2 million for the three months ended September 30, 1995, an increase of 107%, due primarily to the revenue growth discussed above. Even though there was a slight shift in the revenue mix toward software, which generally has a higher gross profit contribution than service revenue, the primary reason for the improved gross profit as a percent of revenue was the improved productivity of the IHS service organization.

         Sales and marketing. Sales and marketing expense includes, among other things, compensation of sales and marketing personnel, sales commissions, travel and advertising. Sales and marketing expense was $764,000 for the three months ended September 30, 1996 compared to $946,000 for the three months ended September 30, 1995, a decrease of 19%, due primarily to the exclusion of DataView from the Company's consolidated operating results for the third quarter of 1996 as discussed above and secondarily to utilization of a more cost-effective international distribution network in 1996. Sales and marketing expense as a percent of revenue decreased from 46% for the third quarter of 1995 to 19% for the third quarter of 1996, reflecting the increased productivity of the Company's internal sales force and its distributors.

         Research and development. Research and development expense includes, among other things, compensation of research and development personnel, depreciation and lease expense of research and development equipment and travel. Research and development expense was $471,000 for the three months ended September 30, 1996 compared to $545,000 for the three months ended September 30, 1995, a decrease of 14%, due primarily to the capitalization of internally developed software costs totaling

$148,000 in the third quarter of 1996 and secondarily to the exclusion of DataView from the Company's consolidated operating results for the third quarter of 1996 as discussed above. No such costs qualified for capitalization under generally accepted accounting principles in the third quarter of 1995.

         General and administrative. General and administrative expense includes, among other things, compensation of finance, accounting and administrative personnel, goodwill amortization, office rent and insurance. General and administrative expense was $938,000 for the three months ended September 30, 1996 compared to $1.1 million for the three months ended September 30, 1995, a decrease of 15%, due primarily to the net effect of (1) decreased staffing, outside service expense and other administrative costs at HCI resulting from cost control measures initiated during the fourth quarter of 1995 and the first quarter of 1996 and (2) the exclusion of DataView from the Company's consolidated operating results for the third quarter of 1996 as discussed above, both somewhat offset by (3) increased goodwill amortization related primarily to the step acquisition of HCI during 1995 (as discussed below); (4) identifiable expenses of being a new public company; and (5) increased IHS administrative staffing costs to support IHS' current and projected growth.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $288,000 in the third quarter of 1995. The December 1995 transaction with Massey Burch which provided for a sharing of the Company's funding commitment to CHS had the additional result of relieving the Company of the requirement to report a loss from CHS during the first nine months of 1996.

         Minority interest. The minority interest in net loss of subsidiary totaling $143,000 in the third quarter of 1995 related to HCI, and such minority interest is no longer applicable as a result of HIE's increased ownership interest in HCI to 100% effective December 31, 1995. HIE acquired 100% ownership interest in HCI through a three-step acquisition of a 44% interest in October 1994, an additional 13% interest in May 1995 and the remaining 43% interest effective December 31, 1995.

         Interest expense, net. Net interest expense was $136,000 for the three months ended September 30, 1996 compared to $51,000 for the three months ended September 30, 1995, an increase of 167%, due primarily to the net effect of (1) increased interest associated with financing the increased HCI ownership interest referred to above and (2) reduced HCI interest expense under a financing agreement renegotiated at a lower interest rate effective January 1, 1996.

         Income tax benefit. The Company has no provision for income taxes for the three months ended September 30, 1996 due to the utilization of available net operating loss carryforward benefits. The income tax benefit of $327,000 for the three months ended September 30, 1995 relates to HCI, which filed a separate income tax return prior to HIE increasing its ownership interest in HCI to 100% effective December 31, 1995.

Comparison of Nine Months Ended September 30, 1996 and September 30, 1995

         Revenue. Total revenue was $11.2 million for the nine months ended September 30, 1996 compared to $5.8 million for the nine months ended September 30, 1995, an increase of 92% even though DataView's revenue is no longer included in the Company's consolidated revenue effective April 1, 1996 as discussed above. During the first nine months of 1995, 76% of the Company's revenue was attributable to software license fees for the integration engine software tool and related services as compared to 58% for the first nine months of 1996. The Company completed development of or acquired and began marketing additional software tools, acquired distribution rights to other software tools and expanded the system design and integration services capability of IHS during 1995. While revenue from integration engine license fees and related services increased, the general availability of these new software tools and the growth of IHS to meet the demand by IDNs for clinical information solutions are primarily responsible for the Company's increased revenue.

         Cost of revenue. The cost of revenue was $3.9 million for the nine months ended September 30, 1996 compared to $1.8 million for the nine months ended September 30, 1995, an increase of 120%, substantially all of which is related to the growth in revenue. The increase in cost of revenue from 30% of revenue to 35% of revenue between the first nine months of 1995 and the first nine months of 1996 is primarily attributable to the shift in revenue mix toward service, which typically has a higher cost of revenue than software.

         Gross profit. The Company's gross profit was $7.3 million for the nine months ended September 30, 1996 compared to $4.1 million for the nine months ended September 30, 1995, an increase of 80%, due primarily to the revenue growth discussed above. Gross profit as a percent of revenue decreased from 70% for the first nine months of 1995 to 65% for the first nine months of 1996. The revenue mix shifted from 50% software and 50% services for the first nine months of 1995 to 43% software and 57% services for the first nine months of 1996. The main reason for the shift was the increase in system design and integration services provided by IHS. While software revenue, which has relatively high gross profit margins, increased from $2.9 million for the nine months ended September 30, 1995 to $4.8 million for the nine months ended September 30, 1996, a 63% increase, services revenue, which normally has lower gross profit margins than software, increased from $2.9 million for the nine months ended September 30, 1995 to $6.4 million for the nine months ended September 30, 1996, an increase of 122%.

         Sales and marketing. Sales and marketing expense was $2.4 million for both the nine-month periods ended September 30, 1996 and 1995 due primarily to the net effect of increased sales personnel costs, sales commissions and travel expenses associated with increased sales staffing and the increase in revenue, offset somewhat by the exclusion of DataView from the Company's consolidated operating results for the second and third quarters of 1996 as discussed above and secondarily to utilization of a more cost-effective international distribution network in 1996. Sales and marketing expense as a percent of revenue decreased from 41% for the first nine months of 1995 to 22% for the first nine months of 1996, reflecting the increased productivity of the Company's internal sales force and its distributors.

         Research and development. Research and development expense was $1.1 million for the nine months ended September 30, 1996 compared to $1.4 million for the nine months ended September 30, 1995, a decrease of 22%, due primarily to the capitalization of internally developed software costs totaling $593,000 in the first nine months of 1996 and secondarily to the exclusion of DataView from the Company's consolidated operating results for the second and third quarters of 1996 as discussed above. No such costs qualified for capitalization under generally accepted accounting principles in the first nine months of 1995.

         General and administrative. General and administrative expense was approximately $2.8 million for the nine months ended September 30, 1996 compared to $2.9 million for the nine months ended September 30, 1995, a decrease of 4%. The decrease of $131,000 between the two periods was primarily due to the same factors which accounted for the decrease in general and administrative expense between the three months ended September 30, 1995 compared to the three months ended September 30, 1996 discussed above.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $756,000 in the first nine months of 1995. The December 1995 transaction with Massey Burch which provided for a sharing of the Company's funding commitment to CHS had the additional result of relieving the Company of the requirement to report a loss from CHS during the nine months ended September 30, 1996.

         Minority interest. The minority interest in net loss of subsidiary totaling $163,000 in the first nine months of 1995 related to HCI, and such minority interest is no longer applicable as a result of HIE's increased ownership interest in HCI to 100% effective December 31, 1995.

         Interest expense, net. Net interest expense was $371,000 for the nine months ended September 30, 1996 compared to $136,000 for the nine months ended September 30, 1995, an increase of 173%, due primarily to the same factors which accounted for the increase in net interest expense between the three months ended September 30, 1995 compared to the three months ended September 30, 1996 discussed above.

         Income tax benefit. The Company has no provision for income taxes for the nine months ended September 30, 1996 due to the utilization of available net operating loss carryforward benefits. The income tax benefit of $282,000 for the nine months ended September 30, 1995 relates to HCI, which filed a separate income tax return prior to HIE increasing its ownership interest in HCI to 100% effective December 31, 1995.

Liquidity and Capital Resources

         The Company has historically financed both its operations since inception and its investments in EBUs primarily through equity investments by the Former Parent, which totaled $22 million. Following the Spin-Off, the Former Parent had no obligation or intention to make additional advances or equity infusions in the Company. Accordingly, subsequent to the end of the third quarter of 1996, the Company sold 2.75 million shares of its common stock and received approximately $10.5 million, after deducting all offering-related expenses. The Company intends to use the net proceeds of this offering for working capital and general corporate purposes, including satisfaction of the Company's remaining funding commitment to CHS, which will not exceed $700,000. The Company's present financial condition and its plans for future working capital and other capital requirements are further discussed below.

         The Company has working capital of $2.5 million ($13 million on a pro forma basis) at September 30, 1996 compared to $2.7 million at December 31, 1995. Cash decreased $1.3 million during the first nine months of 1996 compared to a $5.0 million increase during the first nine months of 1995 for the reasons discussed below.

         Net cash provided by operating activities totaled $1.7 million for the nine months ended September 30, 1996 compared to net cash used in operating activities of $3.5 million for the nine months ended September 30, 1995. The $5.2 million total variance between the two periods reflects increased cash flow from the net earnings recorded during the nine months ended September 30, 1996 compared to the net loss recorded in the nine months ended September 30, 1995 and various changes in the components of working capital, most notably increases in deferred revenue and accounts payable offset somewhat by increased trade accounts receivable due to increased revenue and higher days revenue in accounts receivable.

         Net cash used in investing activities was $2.0 million for the nine months ended September 30, 1996 compared to $2.6 million for the nine months ended September 30, 1995. During the nine months ended September 30, 1996 compared to the comparable period in the prior year, the Company made a slightly lower level of investments in a third-party developed software tool and prepaid licenses for other software tools, while capitalizing $593,000 of internally developed software costs in the nine months ended September 30, 1996, but none in 1995. The slight decrease in capital expenditures reflects the Company's current preference for leasing rather than purchasing computer equipment. The acquisition of business in the nine-month period ended September 30, 1995 relates to HCI as previously discussed.

         Net cash used in financing activities was $998,000 during the nine months ended September 30, 1996 compared to net cash provided by financing activities of $11.1 million during the nine months ended September 30, 1995. Prior to the Spin-Off, the Former Parent funded HIE's operations and investments as reflected in the $10.8 million capital contribution during the nine-month period ended September 30, 1995. The long-term debt payments shown in the nine-month period ended September 30, 1996 relate primarily to the payoff of the $1.1 million note payable associated with the HCI step-acquisition effective December 31, 1995. The proceeds from the issuance of common stock relate primarily to the exercise of stock options held by employees of the Former Parent.

         The Company has $1.6 million of debt financing maturing over the next twelve months, of which $1.0 million could be satisfied with HCI's products and/or services at the lender's option. During May 1996, HCI renewed its $1.0 million line of credit with a bank on essentially the same terms and conditions as the expiring line of credit with said bank.

The Company is currently pursuing, but has no commitment to receive, at least a $2 million line of credit from a bank or a financial institution for unanticipated needs and financial flexibility. Based on its current business plan and business model projections, the Company believes that current available cash, including the net proceeds from the recent public stock offering referred to above, and anticipated cash flow from operating activities will be sufficient to meet the Company's capital requirements, including the payment of all maturing debt in cash and its remaining funding commitment to CHS, for at least the next twelve months and for the foreseeable future.

In 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 ("SFAS 121), Accounting for the Impairment of Long-lived Assets and for the Long-lived Assets to be Disposed of, and No. 123 ("SFAS 123"), Accounting for Stock-based Compensation, both of which standards are effective in 1996. The adoption of SFAS 121 did not have a material effect on the Company's consolidated financial statements. The Company does not expect the effect of the adoption of SFAS 123 disclosure to be material.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                11 - Statements of Computation of Per Share Earnings (Loss).

                27 - Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K

               During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Healthdyne Information Enterprises,  Inc.


November 12, 1996                    By:   /s/ Joseph G. Bleser
                                         -----------------------
                                         Joseph G. Bleser
                                         Vice President -Finance,
                                         Chief Financial Officer, Treasurer
                                         and Secretary
                                         (duly authorized and principal
                                         financial officer)

                                  EXHIBIT INDEX

                  Exhibit
                  Number                    Description
                  ------                    -----------
                     11             Statements of Computation of Per Share
                                    Earnings (Loss)

                     27             Financial Data Schedule (for SEC use only)