Form 10-K
period 1996-12-31
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1997-03-24
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                  ------------
                (Mark One)
                   /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                        15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

                   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 0-27056

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

            GEORGIA                                      58-2112366
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

1850 PARKWAY PLACE, SUITE 1100                                 30067
        MARIETTA, GEORGIA                                   (Zip Code)
(Address of principal executive offices)


                                 (770) 423-8450
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 TITLE OF EACH CLASS:              NAME OF EACH EXCHANGE ON WHICH REGISTERED:
       None                                        N/A

               SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
         THE ACT: Common Stock, $.01 par value per share (together with associated preferred stock purchase rights)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the registrant's Common Stock (based upon the mean of the closing high and low sales price reported by NASDAQ) held by nonaffiliates as of March 14, 1997 was approximately $97,782,745.

         As of March 14, 1997, 20,187,197 shares of the registrant's Common Stock, par value $.01 per share (together with associated preferred stock purchase rights), were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") is a leading provider of enterprise-wide clinical information management solutions to emerging integrated healthcare delivery networks ("IDNs"). The Company employs advanced technology to develop the software tools and applications that enable the creation of the computerized patient record ("CPR") and enterprise-wide decision support systems, and which leverage investments in existing information systems. The Company's tools, products and services provide: (i) enterprise-wide integration of information systems and indexing of patient records; (ii) clinical information integration and decision support at the point-of-care; and (iii) management decision support systems based upon access to comprehensive enterprise-wide clinical, financial and other information. The Company's solutions enable its customers to reduce the cost of delivering healthcare through increased productivity and to improve the quality of care through analysis of outcomes and continuous improvement of patient care processes.

          HIE was incorporated in Georgia on June 15, 1994 and was a wholly-owned subsidiary of Healthdyne, Inc. ("Healthdyne") until November 6, 1995 at which time Healthdyne distributed all of the outstanding shares of HIE to Healthdyne's shareholders (the "Spin-Off"). HIE's common stock is publicly traded on the Nasdaq National Market under the symbol "HDIE." In conjunction with its subsidiaries Healthcare Communications, Inc. ("HCI") and Integrated Healthcare Solutions, Inc. ("IHS") and its affiliate Criterion Health Strategies, Inc. ("CHS"), the Company is a leading provider of enterprise-wide clinical information solutions for emerging IDNs. Each subsidiary and the affiliate are referred to by the Company as an Enterpreneurial Business Unit ("EBU").

INDUSTRY BACKGROUND

         Over the past two decades, healthcare costs have risen dramatically relative to the overall rate of inflation, exceeding $1 trillion in 1995. Historically, reimbursement for healthcare services provided by hospitals, physicians, clinics and other healthcare organizations has been based on a fee-for-service model of payment. With increasing pressure to reduce costs, managed care organizations and other payers are shifting the economic risk of the delivery of care to providers through alternative reimbursement models, including capitation and fixed fees. In response to the changing reimbursement environment, healthcare organizations such as hospitals, multi-specialty physician groups, laboratories, pharmacies, home health services and nursing homes are integrating horizontally and vertically to create IDNs. IDNs, often dominated by large hospitals, are designed to serve all of the healthcare needs of regional populations while achieving economies of scale. Large metropolitan areas are increasingly being served by only a few IDNs where once many hospitals and physicians competed for patients.

         In order for IDNs to lower healthcare delivery costs while improving the quality of patient care, they need access to detailed clinical and management information that enables providers within the IDN to (i) manage the patient care process across multiple delivery sites; (ii) analyze the appropriateness of diagnoses, treatments and resource utilization; (iii) compare provider practices and clinical outcomes; (iv) monitor performance under managed care contracts; (v) monitor practice patterns of providers; and
(vi) support communications among members of the care team. An integral element of this process is the CPR, an electronic patient record that resides in a system specifically designed to support users by providing access to complete and accurate data, alerts, reminders, clinical decision support systems, links to medical libraries and other aids. Creation of the CPR requires three key technologies: integration of disparate information systems; indexing of patient information across the IDN; and decision support systems that access information at the point-of-care and on an enterprise-wide level. With the development of the CPR and related management decision tools, providers will have immediate on-line access to more comprehensive patient care information across multiple delivery sites to guide them in controlling healthcare costs, improving patient outcomes and facilitating responsiveness to competitive and regulatory challenges in the healthcare market. The implementation of a multi-entity, multi-site CPR is extremely complex given the different technologies, information strategies and legacy systems of the entities comprising an IDN.

HIE'S HEALTHCARE INFORMATION SOLUTIONS

         The Company's tools, products and services directly address the healthcare industry's need for the creation of the CPR and decision support systems based on comprehensive, enterprise-wide clinical, financial and other information. The Company's use of advanced technology and an open architecture allows its customers to leverage investments in existing information systems and employ best-of-breed technology strategies. The Company believes that it is well-positioned to meet the information needs of emerging IDNs and furthermore that its tools, products and services will serve as a platform from which the next generation information systems will be created.

         The Company offers comprehensive system design, implementation, integration, and other services related to its software tools and products. The Company believes that each customer's needs will vary according to its existing technology infrastructure and healthcare delivery requirements. As a result, the Company's philosophy is to work jointly with each customer to identify the tools and products needed to develop the solution best suited to its needs. The Company seeks to establish long-term relationships with its customers, providing a high level of services and obtaining recurring revenue from multiple projects undertaken with each customer.

     The Company's tools, products and services fall into three broad areas, each of which represents a critical component of the CPR: (i) integration and patient indexing tools, which provide enterprise-wide communication and connectivity; (ii) clinical workstation tools, which bring clinical information to the providers at the point-of-care; and (iii) enterprise management tools, which create decision support systems based on comprehensive enterprise-wide clinical, financial and other information. HIE provides a variety of services, including consulting, system design, implementation, integration, support and education, in each of the areas listed above and described below, using highly-skilled specialists who are experts in using both the Company's proprietary tools and third-party software tools, to help customers help themselves create solutions to customer-specific information needs.

         Integration Tools. In order to create the comprehensive CPR, it is necessary to draw together a diverse range of data distributed throughout a multitude of computer applications within an IDN. The Company's integration tools and services enable providers to access heterogeneous clinical information located on multiple disparate systems throughout the IDN and elsewhere on a cost-effective, real-time basis. The Company's Community Person Index ("CPI"), working with an integration engine, enables the provider to retrieve patient-specific clinical information from disparate systems and reduce the number of redundant patient records.

         Clinical Workstation Tools. A second critical element of the CPR is the capability to provide access to patient clinical data from a workstation at the point-of-care or elsewhere. The Company has designed its tools, products and services to allow a physician to access clinical information from a single workstation or wireless device that is equipped with a keyboard, mouse, voice or touch screen. The Company's workflow tools and imaging technologies provide a paper-less environment in which physicians can order, monitor and control medical services such as lab tests and pharmacy orders. The Company's workflow products operate over local and wide area networks, intranets and the Internet. A physician with access to such clinical information would be aware of each patient's complete medical history on demand at the point-of-care or elsewhere. The Company believes that providers can use such information to reduce unnecessary treatment, duplicate diagnostic testing and related costs as well as to improve outcomes.

         Enterprise Management Tools. A third critical element of the CPR is accessible decision support systems. In order to develop enterprise-wide decision support systems, IDNs need tools to (i) extract and analyze financial, operational, clinical and other available data; (ii) deploy the results of the analyses as feedback to physicians to improve protocols, practice standards and guidelines; and (iii) provide feedback to operations managers and executives to monitor and improve operational and financial performance. The Company is designing its enterprise management tools to support financial, operational and clinical analyses including advanced capabilities for automated management, scheduling, and distribution of such information and analyses. The Company believes that these tools can enable provider organizations to both measure and improve the cost efficiency and quality of care.

STRATEGY

         The Company's objective is to become the leading provider of advanced clinical information solutions, tools and related services for the evolving healthcare market. The following are key elements of the Company's strategy:

         Capitalize on Emergence of IDNs. The Company believes that the anticipated rapid growth in clinical information systems expenditures will result from the ongoing formation and growth of IDNs in response to the changing dynamics of the healthcare industry. The Company further believes that the rapid expansion of IDNs heightens the need for clinical information systems and network integration tools and services. The Company will continue to target the physicians, hospitals and medical centers around which IDNs are forming.

         Focus on High Value Solutions. The decision by a healthcare provider to replace or substantially upgrade its information systems typically involves a major commitment of capital and an extended review and approval process. The Company's sales philosophy is to shorten the sales process with a "small win" sales strategy. The Company breaks large healthcare information systems projects into small projects and helps the customer prioritize the smaller projects according to value as measured by return on investment. By demonstrating its capabilities to initially implement smaller projects, the Company believes that its customers will be more likely to retain the Company to implement larger healthcare information systems projects.

         Expand Three-Tiered Distribution. The Company relies on three distribution channels, consisting of direct sales forces at both the HIE and the EBU level and third-party distributors, to sell its tools, products and services. The HIE sales force, which the Company refers to as "client partners," are responsible for initiating or expanding customer relationships with the top executives within an organization by identifying one or more projects that would enable HIE to demonstrate the capabilities of its tools, products and services. Secondarily, each EBU has a sales force primarily focused on its tools, products and services. The EBUs' direct sales forces are capable of presenting the entire HIE portfolio of tools, products and services to sales prospects, which can lead to cross-selling opportunities. The Company intends to aggressively pursue the expansion of its distribution channels by adding additional select third-party channel partners with complementary tool, product and service offerings.

         Provide Technologically Advanced Open Solutions. The Company is committed to being a leading provider of advanced technology solutions and to maintaining its open architecture product strategy. The Company has employed several advanced technologies including object-oriented programming, object management, workflow computing and data warehousing and mining in the development of its CPI, CASS and COPPS tools and products. The Company's tools and products are designed to work in conjunction with a customer's existing systems infrastructure. As a result, customers can readily implement specific, single-product solutions to immediate, or tactical, information systems needs. HIE intends to continue investing in advanced technology solutions that meet the changing information needs of its customers.

         Establish New EBUs through Acquisitions or Internal Development. The Company believes that it is well-positioned to capitalize on the significant growth opportunities which exist in the healthcare information systems industry. In pursuit of such growth opportunities, the Company has established EBUs both through acquisitions and through internal development. Each EBU is a stand-alone business focused on the delivery of specific parts of the Company's overall solutions in a coordinated effort with the other EBUs. The Company believes that the coordinated autonomy of the EBU structure (i) enhances market awareness and presence on multiple fronts; (ii) provides the Company with multiple entry points to sales opportunities; (iii) promotes the rapid development and deployment of new, open architecture core technology that is not burdened by the evolution of legacy system technology; (iv) broadens customer relationships; and (v) facilitates the recruitment of entrepreneurial executive talent. The Company will continue to evaluate potential acquisitions and to consider the development of businesses internally which would enable the Company to continue to improve its information systems solutions for its customers by leveraging existing strengths, adding core technological competencies and expanding its product offerings.

TOOLS, PRODUCTS AND SERVICES

     While the general information needs of IDNs are similar, the individual tools, products and services needed to accomplish specific local community integration are quite diverse. This diversity is due to, among other things, the existing information system infrastructure and the number and capability of technical resources available in the network. Accordingly, HIE offers a modular solution to meet the specific clinical information needs of a particular IDN. One network may only require integration services. Another network may only need clinical imaging. A third network may require HIE's entire clinical information solution. In all situations, HIE helps customers to evaluate their existing information systems and to develop solutions that leverage those systems and technologies and best fit the customers' needs. These solutions can then form the foundation for the customer's next generation clinical information system. The Company's software tools and products are sold on a per seat, processor and/or site basis and range in unit price from less than $1,000 to $500,000, with the price sometimes varying with the volume of data processed. The median price is approximately $100,000. The Company prices its services on a per hour or fixed fee basis at hourly rates depending upon the skills of the applicable service personnel and the estimated duration of the service engagement. The following table describes the status, features and benefits of the tools and products with which HIE solutions can be built:

-----------------------------------------------------------------------------------------------------------------------------------
         TOOL OR PRODUCT             RELEASE DATE                             FEATURES/BENEFITS
-----------------------------------------------------------------------------------------------------------------------------------
                                       HEALTHCARE COMMUNICATIONS, INC.
-----------------------------------------------------------------------------------------------------------------------------------
CLOVERLEAF INTEGRATION ENGINE                                    Connectivity via standard protocols; data recoverability; system
(UNIX)                                 January 1995              monitoring; support for Tcl scripting language.
-----------------------------------------------------------------------------------------------------------------------------------
COMPASS SCREEN SCRAPER                 June 1995                 Non-invasive integration with non-message based systems.
(Windows)
-----------------------------------------------------------------------------------------------------------------------------------
EXPRESS SINGLE LOG-ON                  June 1996                 Terminal emulator which provides enterprise-wide single log-on
(UNIX/NT, Windows)                                               on function with robust security features.
-----------------------------------------------------------------------------------------------------------------------------------
                                       INTEGRATED HEALTHCARE SOLUTIONS, INC.
-----------------------------------------------------------------------------------------------------------------------------------
COMMUNITY PERSON INDEX                 October 1996              Integrates master patient indices and demographic data across
("CPI")                                                          disparate systems.
(UNIX/Windows)
-----------------------------------------------------------------------------------------------------------------------------------
CLINICAL ASSESSMENT AND                May 1996                  Access of clinical  information from disparate systems and
SUPPORT SYSTEM ("CASS")                                          decision support tools and documentation of the patient
(NT)                                                             encounter from the point-of-care.
-----------------------------------------------------------------------------------------------------------------------------------
DOCUMENT IMAGE                         August 1995               Access to reports,  documents and clinical images across the
MANAGEMENT (Windows)                                             network; management of claims processing.
-----------------------------------------------------------------------------------------------------------------------------------
WORKFLOW MANAGEMENT                    August 1995               Improves efficiency of the process of providing health care;
(UNIX/NT)                                                        reduces paper work; collects metrics.
-----------------------------------------------------------------------------------------------------------------------------------
INTRANET AND INTERNET                  February                  Provides workflow tools and standard user interface for
WORKFLOW MANAGEMENT                    1996                      applications across the intranet; Internet Cooperative.
(NT, Windows)
-----------------------------------------------------------------------------------------------------------------------------------
DESKTOP INTEGRATION                    June 1996                 Organizes enterprise applications into graphical menus;
(Windows)                                                        provides single point of security log-ons and centralized control of end-user desktops; allows desktops to be easily customized.
-----------------------------------------------------------------------------------------------------------------------------------
TELERADIOLOGY COMPUTER                                           FDA-approved system for point-to-point capture and
SYSTEM                                                           transmission of April 1989 radiological images.
(Windows)
-----------------------------------------------------------------------------------------------------------------------------------
CLINICAL IMAGE MANAGEMENT              April 1996                Capture, indexing, storage, retrieval, transmission and
(Windows)                                                        management of images from  radiology,  cardiology,  pathology and other telemedicine multimedia systems throughout the IDN.
-----------------------------------------------------------------------------------------------------------------------------------
                                       CRITERION HEALTH STRATEGIES, INC.
-----------------------------------------------------------------------------------------------------------------------------------
COPPS INFORMATION                      May 1996                  Manages the consolidation of a variety of enterprise data,
MANAGEMENT                                                       including financial, clinical and other relevant data,  into one
TOOLS (UNIX, NT)                                                 point of access.
-----------------------------------------------------------------------------------------------------------------------------------
COPPS CONSOLE                          May 1996                  Deploys key information analyses throughout the IDN to
(Windows, NT Deskstation)                                        complete the feedback loop in improving a provider's financial and clinical performance.
-----------------------------------------------------------------------------------------------------------------------------------
COPPS SURVEY ENGINE                    May 1996                  A tool to collect opinion based information from patients,
(Windows, NT Deskstation)                                        physicians and employees; provides an IDN with patient
                                                                 feedback on the quality of care.
-----------------------------------------------------------------------------------------------------------------------------------

INTEGRATION TOOLS

         The Company's integration tools link the information systems of physicians, practice groups, hospitals, payers and other healthcare constituents within local and regional IDNs. The Company's integration tools and products include:

         Cloverleaf Integration Engine. The` Cloverleaf integration engine provides a tactical solution for replacing individual system-to-system interfaces inside a single medical facility. The Company believes that as provider networks move beyond a single hospital or medical facility, the integration engine will evolve to become the strategic hub for the IDN's next generation information system. Cloverleaf has the capability of connecting message streams and data structures from disparate systems both locally and over wide area networks. It facilitates data interchange by connecting different applications and hardware together via an open architecture concept involving standard protocols. This interface, integration and migration tool routes and reformats data, changes communications protocols and combines and explodes messages to keep network systems synchronized.

         The integration engine improves the accuracy, delivery, availability and recoverability of clinical information through the following advantages: information pooling of all system data for better analysis and quality of patient care; integration and communication of binary, x-ray, digital and other sources of data; and security defined on a per connection basis with multi-level audit trails for any or all transactions. Cloverleaf reduces ongoing support costs with a graphical user interface that allows users to easily design their own integration interfaces.

         Compass Screen Scraper. The Compass screen scraper facilitates data interchange with legacy healthcare information systems which do not use standard protocols. It connects systems by reading data streams as they come from the mainframe and automatically translates the character-based information into a graphical interface. The features of Compass include easy configuration using point-and-click methods; support of data storage and retrieval in a variety of relational data models through storage-independent libraries; and an application programming interface for original equipment manufacture development of new user applications which interoperate with other applications. The Company's screen scraper technology is licensed from ICS (Sales) Ltd. See "--Licenses and Distribution Agreements."

         Express Single Log-On. Express Single Log-On is a terminal emulator which allows a provider to log onto disparate healthcare information systems from a single dumb terminal or a personal computer running Windows or NT. In addition to eliminating unnecessary hardware, Express Single Log-On saves a physician the time of logging into multiple security systems of an IDN.

         Community Person Index. Each healthcare information system typically has its own master patient index ("MPI") as a key to information contained in its database. The CPI integrates MPIs of multiple disparate information systems so that a physician or other healthcare provider can request from or link to clinical information on these systems. IDNs use the CPI as a tactical tool to minimize duplicate patient records, improve data access time and ensure accurate linkages of disparate clinical information. The Company believes that IDNs can use the CPI as a strategic tool to lay the foundation for the CPR by establishing the enterprise-wide shared MPI for a system comprised of multiple information systems.

         The CPI is both vendor and interface engine independent. Its advantages include a cross-referenced index which can be used as a foundation for an enterprise-wide data repository or warehouse; duplicate record detection and resolution functions; remote system indexing and data location information to link disparate systems; management of demographic information; support of customer-defined event history; and scaleable distributed architecture to support a larger IDN.

CLINICAL WORKSTATION TOOLS

         The Company's clinical workstation tools enable the efficient collection, indexing, storage and retrieval of clinical and other data from disparate systems in a multi-user environment. The Company has integrated its CASS tool with the CPI so that an HIE healthcare information solution can efficiently direct the Cloverleaf integration engine to retrieve clinical information requested by a provider. The requested information can take a variety of forms called "objects." Objects may be data, such as patient demographic information from a hospital information system; clinical images, such as an x-ray from an orthopedic surgeon's office; document images, such as scanned copy of a hard-copy lab report; signals, such as an EKG; videos from a telemedicine encounter; or voices, such as a radiologist's comments on an MRI. HIE's clinical workstation can capture, index and store the requested objects. In addition, the Company's object management tools maximize the efficiency of a paper-less patient care process by using third-party licensed workflow software tools which optimize the flow of objects and eliminate unnecessary human intervention with such objects.

         Clinical Assessment and Support System. CASS is an intuitive, interactive tool used by the physician at the point-of-care not only to access clinical information about the patient, but also to document the clinical aspects of the patient encounter and to assist the physician with patient assessment, diagnosis and care planning. CASS is designed to be tailored to the user's specifications. The physician can use his own protocols and care plans, tailor those from other physicians or use those provided by his affiliated provider organization or others. Aside from its ease of use and ease of customization, CASS features include "Heads Up Display" problem lists or alerts for medical history complications, medications and allergies; question drivers for recording comprehensive medical history and risk management information about the patient; results tracking with flags and reminders; voice annotation to elaborate on findings; pharmacy and formulary tools with allergy and drug-to-drug interaction warnings; and menu-driven diagnosis and care planning tools to easily document each patient encounter. CASS also provides a Subjective Objective Assessment Plan ("SOAP") to assist the provider with documentation and assessment of the patient's condition through subjective questions and objective findings, analysis of data, formulation of a diagnosis and development of a longitudinal care plan.

         Document Image Management. The document image and object management tools enhance the management of all information within the enterprise. The features of these tools include on-line processing of reports, documents and clinical images across the network, reduced paper handling and streamlined business processes. These features allow the healthcare enterprise to operate in a "paper-less" or "near paper-less" environment. As a result, providers using the Company's imaging and object management tools can improve access to patient medical records and data; reduce lost documents; decrease storage space costs; remotely access information; and concurrently access information and images. These tools incorporate document image and object management technology from InterTech, Inc. and Network Imaging Corporation and the OPEN IMAGE/OPEN COLD software from Wang Laboratories, Inc. ("Wang").

         Workflow Management. The workflow tools allow providers to workflow-enable key business processes by integrating multiple disparate systems across the enterprise into a system designed to improve the efficiency of each process and reduce related paperwork. In addition, the workflow software collects and analyzes metrics which reveal bottlenecks and identify business rules so that a provider can intelligently reengineer key business processes. Providers using the Company's workflow tools can integrate information from disparate systems; integrate clinical imaging, voice and video with traditional data and documents; streamline business processes; improve internal and external communications; and improve customer satisfaction. These tools incorporate imaging and workflow technologies from Wang.

         Intranet and Internet Workflow Management. The Company has combined internet technologies with imaging and workflow technologies to deliver timely, accurate information from disparate systems to the desktop using an industry standard user interface. These tools provide an "Internet Cooperative" which allows customers to share applications thereby reducing each customer's investment in the development of these applications. The Company also provides the following intranet applications which leverage investment in existing systems by implementing internet technologies within an organization on the provider's existing network: policy and procedures manual, employee handbook, patient referrals, physician directory and enterprise-wide calendar of events and phone book. These intranet tools also eliminate support costs related to adding new software to client personal computers and reduce of other support and maintenance costs because application software can be developed and maintained in a central location. These tools incorporate intranet and internet workflow management technology from Action Technologies, Inc.

         Desktop Integration. The Company's desktop integration tools create a single point of access for all applications in the enterprise. In addition, they provide enterprise-wide access to objects other than applications. As a result, project plans, spreadsheets, word processing documents and other objects may be shared among groups of users across the enterprise for collaborative computing and decision making. The desktop integration tools also secure the desktop by enforcing a single point of system log-on. This log-on is verified at a central location and, if successful, allows the end-user to access an individually customized desktop configuration. This configuration is tailored specifically to the person accessing the system and grants only those privileges necessary for the user to operate the system.

         Teleradiology Computer Systems. The Company believes that the migration by providers to IDNs is creating a demand for a CPR that incorporates clinical images, diagnostic impressions and other non-text data from disparate systems and applications. The Company provides teleradiology tools that allow the instant capture and transmission of medical images throughout the IDN involving radiology, cardiology, pathology and other telemedicine data objects. These FDA-approved tools can be linked to a personal computer in a physician's home and are designed to provide teleradiology connectivity between rural hospitals and larger medical centers. The features and benefits of these tools include transmission of images over standard telephone modems, T1-T2 lines and ISDN; TIFF format for maximum image quality; transmission of black and white as well as color images; a database to archive images and diagnostic records; and voice recording for dictation of patient reports. These tools incorporate teleradiology technology from DataView. See "-- Licenses and Distribution Agreements."

     Clinical Image Management. The key features of the clinical image management tools include a diagnostic viewing station, an internal networking system, film printing, a Dicom interface providing a universal file format for connectivity to other core systems, televideo and teleconferencing and an archival system for patient records. These tools incorporate clinical image management technology from DataView Imaging International, Inc. ("DataView"). See "-- Licenses and Distribution Agreements."

ENTERPRISE MANAGEMENT TOOLS

         The Company's enterprise management tools, which it licenses from CHS (see "--Licenses and Distribution Agreements"), access data that exist in a variety of databases across an IDN (including clinical workstations) to provide consolidated mission-critical information as the basis for more comprehensive analysis. With such enterprise-wide consolidated information, customers can better analyze and understand key relationships between the various dimensions of their business, especially clinical and financial performance. The Company's enterprise management tools include the following:

         COPPS Information Management Tools. With the COPPS Information Management Tool Set, an organization can access financial, operational, clinical and other data stored in a variety of databases across the enterprise, and consolidate identified mission-critical information into a business data model which reflects the key information requirements of the various business disciplines. The COPPS tool set manages (i) the complex task of consolidating data from the source systems, (ii) the mapping and transformation of data into the customer's business data model, and (iii) the changes to the business data model as the customer's information needs change. The COPPS Information Management Tool Set manages the consolidation of a variety of enterprise data, including physician practice management, financial, clinical, contract management and other data from disparate systems to one point of access. CHS licenses its information management technology from Fiserv CIR, Inc. See "--Licenses and Distribution Agreements."

         COPPS Console. The COPPS Console, a sophisticated workstation tool, provides customers with the ability to analyze and report on mission-critical information in the way that they want it presented. Through advanced scheduling and distribution capabilities, the COPPS Console can fully automate analysis and report production and then route the results to key information users to most effectively deploy information throughout the organization on a timely basis. These capabilities can satisfy individuals' information needs without requiring every individual to be capable of running a workstation. For example, as organizations broadly implement clinical workstation tools, the COPPS Console can automatically complete the feedback loop necessary for improving the delivery of cost-effective quality health care by providing the customer with information necessary to assess protocols, standards or guidelines.

         COPPS Survey Engine. The COPPS Survey Engine was developed as a data collection tool to enable providers to collect direct patient feedback about the patient's perception of the quality of care they are receiving. Other information can be collected directly from patients using the COPPS Survey Engine, such as their own assessment of their physical mobility, emotional well-being and pain management. Additionally, opinion information from other sources such as physicians and IDN employees can be captured using this tool set. The data collected automatically populates the business data model with important data that are not generally being collected at the present time. This information is valuable feedback to IDNs and an increasingly important factor in the measurement of quality health care.

SERVICES

     HIE is a solutions company comprised of EBUs that each provide both software tools and services. HCI is primarily a software tools company that also provides implementation, support and education services related to its software tools. IHS and CHS are primarily service companies that also provide consulting, system design, implementation, integration, support and education services and typically use proprietary and/or third-party software tools to develop solutions.

     HIE believes that each customer's needs will vary according to its existing technology infrastructure and healthcare delivery requirements. As of December 31, 1996, the Company employed 59 people in services. Consistent with the Company's philosophy of helping customers help themselves, HIE will perform the requisite services for the customer, supervise the customers' resources in conducting system design, implementation and integration projects and/or educate the customers' resources to implement the Company's tools and products.

SALES AND MARKETING

         The Company sells the tools, products and services comprising the Company's healthcare information solutions through three distribution channels consisting of direct sales forces at both the HIE and the EBU level and third-party distributors.

         As of December 31, 1996, the Company has 22 sales and marketing personnel, of whom 14 are direct sales personnel. Three of the 14 direct sales personnel are senior-level "client partners" of HIE. The client partners are individuals who have extensive executive experience in the healthcare information technology industry and numerous, long-standing relationships with chief executive, financial and information officers within the industry. The client partners are responsible for initiating or expanding customer relationships with the top executives within an organization by identifying one or more projects that would enable HIE to demonstrate the capabilities of its tools, products or services. The remaining 11 of the 14 direct sales personnel are employed by various EBUs and are primarily focused on selling the tools, products and services of the EBU employing them. The EBUs' direct sales forces are capable of presenting the entire HIE portfolio of tools, products and services to sales prospects, which can lead to cross-selling opportunities. All of the direct sales personnel are paid a base salary plus commissions at escalating rates based on sales volume and sales timing bonuses.

         Third-party distributors of the Company's tools and products include, among others, system integrators, original equipment manufacturers and software vendors. For example, HCI's Cloverleaf engine is distributed by International Business Machines Corporation, Science Applications International Corporation, Emtek Healthcare Systems, Inc., Triple P Management B.V. and others. The Company intends to aggressively pursue the expansion of its distribution channels by adding additional select third-party channel partners with complementary tool, product and service offerings, including, among others, original equipment manufacturers, other healthcare information systems vendors, physician practice management information systems vendors, physician practice management companies, consulting firms and systems integration companies.

         While the Company has primarily marketed and sold its tools, products and services in the United States, the Company also intends to pursue international sales opportunities in select countries that are aggressively trying to control the cost of providing quality healthcare. For example, the Company has established a distribution network in German-speaking countries for one or more of its software tools with several healthcare information system vendors, including Data-Plan Software GmbH, debis Systemhaus SFI GmbH, Gesellschaft Fuer Systemforschung und Dienstleistungen im Gesundheitswesen GmbH, and Triple P Management B.V., in addition to other distributors with worldwide distribution rights, such as Emtek Healthcare Systems, Inc., IDX Corporation, International Business Machines Corporation and Science Applications International Corporation.

RESEARCH AND DEVELOPMENT

         HIE's research and development effort is an ongoing process of working with customers to identify and address the present and future information needs of the emerging IDNs. The Company anticipates that it will address those identified information needs through joint development activities with customers, internal development activities or acquired technology, depending on such factors as customer resource availability, the number of high priority needs, the number and type of technical skills required and market timing considerations. As of December 31, 1996, the Company employed 32 people in research and development. The Company spent approximately $1.6 million, $1.9 million and $192,000 on research and development for the years ended December 31, 1996 and 1995 and for the period from June 15, 1994 (date of incorporation) to December 31, 1994, respectively.

         The Company has developed internally the following tools and technologies: the Cloverleaf Integration Engine, the Express Terminal Emulator, CPI, CASS and the Desktop Engine. CHS has developed the COPPS Console and Survey tools.

         The Company believes that an open computing architecture gives healthcare provider organizations maximum freedom in customizing information systems to their own specific needs. This freedom fits the Company's product strategy in several ways. First, the Company's products allow customers to leverage their existing investment in information technology resources by connecting different legacy healthcare information systems together via an open architecture concept involving standard protocols. Second, the ability to link legacy systems with other applications through the Company's products enables customers to make gradual system upgrades which avoids major capital commitments and related internal review and approval complications. This ability also allows customers to pursue best-of-breed product strategies. Finally, the Company has minimized the dependence of its products on any one third-party vendor by using industry standard open architecture such as the UNIX operating systems and SQL databases. The Company intends to continue to develop new tools and products in an open architecture format that relies on an object-oriented programming approach for speed of development.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company currently relies solely on common law copyrights and trade secrets for proprietary protection of its tools and products. HIE does not currently have patent protection with respect to any aspect of its tools or products. In the absence of meaningful intellectual property protection, the Company may be vulnerable to competitors who could lawfully attempt to copy the Company's products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology. The Company routinely applies for trade and service mark protection as appropriate.

         The Company is dependent upon third-party suppliers to license to it necessary technology that is incorporated into certain of the Company's products. The Company has less control over the scheduling and quality of work of third-party suppliers than its employees. Furthermore, the Company's agreements to license certain third-party technology will terminate after specified dates unless renewed. To the extent possible, the Company has determined that the third-party intellectual property used in its products is public domain or used in accordance with licensed terms, including the license terms of freeware used in its products. However, while HIE believes that it has all rights necessary to market and sell its solutions without infringement of intellectual proprietary rights held by others, the Company typically has not filtered third-party software through a clean room procedure and it has not conducted a formal infringement search so that there can be no assurance that such conflicting rights do not exist. There can be no assurance that such use is in compliance with such licenses or that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products and that such claims or proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations. An adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, or at all.

ORGANIZATIONAL STRUCTURE -- ENTREPRENEURIAL BUSINESS UNITS

         HIE works with operationally independent, interrelated entities referred to by the Company as EBUs. Each EBU is a stand-alone business specializing in one or more parts of the tools, products and services that collectively create HIE's clinical information solutions. The Company's organizational structure is both a function of and a strategy for meeting the challenges of the evolving healthcare industry, particularly in the context of emerging IDNs. Each EBU focuses upon developing its particular area of expertise, thereby enabling it to offer the high level of technological sophistication, customer support and education which are critical for growing and adapting to changes in its customers' needs. The Company also believes that the EBU structure facilitates the hiring and retention by the EBUs of highly qualified personnel, who can be offered incentives which are tied to that EBU's business and future prospects.

     The original investment in each EBU other than IHS was made by Healthdyne, which was the sole shareholder of the Company until the Spin-Off. Since Healthdyne transferred its interest in the EBUs to HIE prior to the Spin-Off, the following summary of the Company's current investment in and relationship with the various EBUs refers to HIE rather than Healthdyne. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" regarding HIE's relationship with DataView, a former EBU.

         Healthcare Communications, Inc.

         The Company initially acquired a 44% equity interest in HCI in October 1994 and increased its interest to 57% effective January 1, 1995. The Company further increased its ownership interest in HCI effective December 31, 1995, by purchasing the remaining 43% of the outstanding shares of HCI common stock from certain HCI shareholders. The Company now operates HCI as a wholly-owned subsidiary.

         Integrated Healthcare Solutions, Inc.

         IHS is an internally developed, wholly-owned subsidiary of the Company which has been in existence since May 30, 1995.

         Criterion Health Strategies, Inc.

         Pursuant to an Incorporation Agreement dated as of October 21, 1994 (as subsequently amended on December 4, 1995, the "Incorporation Agreement"), by and among CHS, Healthdyne, Brenton L. Teveit and J. Edward Pearson, Jr. (Messrs. Teveit and Pearson, collectively, the "CHS Shareholders"), the Company received 10 shares of the 260,010 shares of CHS common stock outstanding, representing less than 1% of the outstanding shares, valued at the Company's pro rata portion of CHS' organization costs, and agreed to make loans to CHS up to a maximum of $4.0 million. Such loans were evidenced by an 8% convertible debenture due December 31, 2005 (the "Convertible Debenture"), convertible at the Company's option at any time on or after October 21, 1996 and prior to December 31, 2005 into 64% of the CHS common stock on a fully diluted basis.

         On December 4, 1995, Massey Burch Capital Corp. ("Massey Burch") of Nashville, Tennessee, an unrelated third party venture capital fund that specializes in the healthcare industry, invested in CHS by acquiring one-half of the CHS common stock held by HIE and one-half of the rights and obligations of HIE on a pari passu basis under said agreements referred to above, including a commitment to loan CHS up to a maximum of $2.0 million. In connection with this transaction, each of the Company and Massey Burch was issued an 8% convertible debenture (the "New Convertible Debentures") due June 30, 2004, convertible into 32% of the CHS common stock on a fully diluted basis, and the Convertible Debenture was canceled. Massey Burch will make loans to CHS until the later of December 31, 1996 or such time as Massey Burch has loaned $1.3 million to CHS, after which time HIE and Massey Burch will make loans to CHS on an equal basis until such time as HIE and Massey Burch have each loaned a total of $2.0 million to CHS.

     On December 18, 1996, the Company and Massey Burch entered into an agreement whereby the Company acquired an option to acquire Massey Burch's investment in CHS. The option is exercisable at any time during the period from December 31, 1996 through June 30, 1997, with the option exercise price to be payable through the issuance of the greater of 416,666 shares of the Company's Common Stock or the equivalent number of shares having a fair market value of $2.0 million at the time the option is exercised. This option, if exercised, must be exercised simultaneously with HIE's option to purchase from the CHS Shareholders their 26% equity ownership interest. In consideration for the grant of this option, the Company issued to Massey Burch a warrant to purchase 50,000 shares of the Company's Common Stock at fair market value as of the date of grant. The agreement granted registration rights to Massey Burch with respect to both the shares of Common Stock underlying the warrant and the shares issuable upon the Company's exercise of the option. Massey Burch continued to be subject to its commitment to fund CHS up to a maximum of $2.0 million. Massey Burch has loaned $2.0 million to CHS as of December 31, 1996.

         On November 13, 1996, HIE and the CHS Shareholders entered into an agreement in principle which contemplates the granting of an option, at no cost to HIE: (a) to acquire the 26% equity ownership interest in CHS held by the CHS Shareholders for 240,000 shares of HIE's Common Stock and (b) to convert the 10% equity ownership interest reserved for CHS stock options to a HIE tandem stock option program. This proposed option, if exercised, must be exercised simultaneously with HIE's option to acquire from Massey Burch a promissory note convertible into 32% ownership interest in CHS. As discussed above, the Massey Burch option is exercisable between December 31, 1996 and June 30,1997. The agreement in principle further contemplates that the CHS Shareholders will periodically vest through June 30, 1999 in an increasing ownership interest percentage of the HIE shares issuable to them upon the Company's exercise of the proposed option. Finally, the agreement in principle contemplates that the CHS Shareholders will be granted certain registration rights with respect to those shares. The transaction contemplated by the agreement in principle is subject to negotiation and execution of a definitive agreement and other customary conditions. There can be no assurance that a definitive agreement will be entered into or, even if entered into, that the transaction will be consummated as described above or that the Company would exercise an option to acquire Massey Burch's interest in CHS.

         CHS, the Company, Massey Burch and the CHS Shareholders are parties to a shareholders agreement, as amended December 4, 1995 (the "CHS Shareholders Agreement"), which contains certain rights of first refusal and preemptive rights as well as a step-up purchase option. Under the terms of the step-up option, each of the Company and Massey Burch has the right to acquire an additional 18% of the shares of the common stock of CHS on a fully diluted basis at a formula purchase price after December 31, 1999.

         The Incorporation Agreement also includes certain covenants of CHS, the Company and Massey Burch relative to the management of CHS. The parties have agreed, until the earlier of either the Company's or Massey Burch's conversion of the New Convertible Debentures, the redemption of the CHS Shareholders' shares or the exercise of the step-up option, to maintain a five-member Board of Directors, which shall consist of each of the CHS Shareholders, one nominee of the Company, one nominee of Massey Burch, and one nominee designated by the CHS Shareholders and approved by the Company and Massey Burch. Any increases in the size of the Board must be effected so as to maintain the foregoing relative representation. In addition, special voting approval provisions are applicable to certain defined material corporate transactions (defined to include mergers, consolidations, sales or other dispositions of all or substantially all the assets of CHS, certain transactions resulting in a change of control, and liquidation or dissolution).

LICENSES AND DISTRIBUTION AGREEMENTS

         On May 25, 1995, HIE entered into a Corporation Reseller Agreement with InterTech Imaging Corporation ("InterTech"), under which the Company has made a $500,000 license prepayment. The agreement grants HIE the non-exclusive right to distribute InterTech's DocuPACT software world-wide in the healthcare market and a right of first refusal on any proposed InterTech healthcare-related exclusive joint venture or exclusive healthcare licensing agreement with a third party. The agreement is automatically renewed each May 25th unless terminated by either party upon sixty days written notice. The DocuPACT software is incorporated into the Company's document imaging tools. See "-- Tools, Products and Services -- Clinical Workstation Tools."

         On September 12, 1995, HCI entered into a Technology License Agreement with ICS (Sales) Ltd ("ICS"), under which the Company paid $400,000 upon delivery of source code and documentation. HCI has an 18 month exclusive, nontransferable license to market and sell ICS software in the healthcare market in Canada, the United States and Mexico. HCI also has a five year non-exclusive, nontransferable license elsewhere in the world, excluding the healthcare market in the United Kingdom, to enter into sub-licenses with respect to ICS products. A version of the ICS TALK software has been modified by HCI to operate in conjunction with the Cloverleaf integration engine and is marketed and licensed by HCI as its Compass screen scraper. See "-- Tools, Products and Services -- Integration Tools."

         On October 13, 1995, CHS entered into a Distribution Agreement with Fiserv CIR, Inc. ("Fiserv"), which grants perpetual exclusive rights to CHS throughout the world to market, distribute and license an information system application owned by Fiserv currently known as InformEnt to end users and through distributors in the healthcare industry. The agreement defines the term "healthcare industry" as entities that provide healthcare medical services to patients including, but not limited to, hospitals, physicians, managed care organizations, IDNs, federal, state and local government health services agencies, associations whose membership is predominately healthcare professionals, home healthcare companies, insurance companies and federal, state and local governments. CHS's exclusive rights over all countries except the U.S. shall be automatically revoked in the event CHS does not establish a written licensing agreement with at least one international entity by December 31, 1999. CHS must pay Fiserv the greater of (i) 6% of revenues from end users for Fiserv's software or (ii) base license fees of $300,000,

$240,000, $400,000 and $560,000 for 1995 through 1998, respectively. The annual base license fee for each year beginning 1999 shall be $560,000. CHS may elect to terminate the agreement after December 31, 1999 upon six months prior written notice and payment of $280,000 plus any outstanding amounts due pursuant to the agreement. Said distribution agreement is automatically and irrevocably assigned to HIE in the event of the failure of CHS to pay the license fees when due to Fiserv. The Fiserv software is incorporated into CHS's COPPS Information Management Tool Set. See "-- Products -- Enterprise Management Tools."

         On December 4, 1995, HIE entered into a Software Licensing and Distributorship Agreement with CHS which grants HIE a worldwide non-exclusive, nontransferable license to market, sub-license, install and support the COPPS Console, COPPS Survey Engine and COPPS Information Management Tool Set. The products marketed and sub-licensed are solely for internal use by third party customers of HIE whose business is the performance of healthcare services. The Company has a Most Favored Nations pricing status with respect to CHS products and tools. See "-- Tools, Products and Services -- Enterprise Management Tools."

         On June 12, 1996, HIE entered into a ten-year agreement with DataView which grants to the Company a perpetual, royalty-free, non-exclusive, non-transferable, worldwide license to use DataView's clinical image management software in the Company's service business to the extent that said use does not directly compete with one of DataView's products. In addition to its royalty-free distribution rights status, the Company has a Most Favored Nations pricing status with respect to the teleradiology and the Mini-PACS product fees. See "-- Tools, Products and Services -- Clinical Workstation Tools."

CUSTOMERS

         HIE's customers are generally the constituents of an IDN who have taken a leadership role in the formation or maintenance of the network or who have a vested interest in the successful operation of the network. The constituents include hospitals, physicians, physician groups, independent practice associations, physician-hospital organizations, health maintenance organizations, clinics, labs, imaging centers, home health care and other alternate site providers, management service organizations, employers, payers and others. One customer accounted for approximately 25% of the Company's revenue in the year ended December 31, 1996. No single customer accounted for more than 10% of the Company's consolidated revenue for the year ended December 31, 1995 or for the period from June 15, 1994 to December 31, 1994. In addition, one distributor provided customers to the Company that accounted for approximately 18% of the Company's revenue in 1995. No single distributor provided customers to the Company that accounted for more than 10% of the Company's revenue for the year ended December 31, 1996 or for the period from June 15, 1994 to December 31, 1994.

         HCI has granted approximately 300 licenses for the use of its integration engine. IHS and CHS have current customer bases of 20 and 5, respectively.

BACKLOG

         The Company has contracts for the delivery of certain tools, products and services, generally within 12 months of the contract dates, totaling approximately $7.5 million and $4.0 million as of December 31, 1996 and 1995, respectively. Of the backlog as of December 31, 1996, approximately $2.1 million was attributable to the Company's largest customer.

COMPETITION

         The Company does not believe it has any direct competitors who can provide the overall comprehensive clinical information solutions which the Company offers. However, because the Company also provides products, tools and services related to the various elements comprising its solutions -- such as systems and network integration, object and workflow management, patient indexing, clinical data measurement and analysis and information network design and management components of those solutions -- HIE has a large number of competitors with respect to these individual areas. The Company competes with, among others, (i) healthcare information systems vendors, such as HBO & Company, Shared Medical Systems Corporation and Cerner Corporation; (ii) integration engine companies, such as Software Technologies Corporation, Century Analysis Incorporated and HUBLink, Inc.; (iii) image management companies, such as IMNET Systems, Inc. and LanVision Systems, Inc.; (iv) healthcare database reference companies, such as HCIA Inc.; (v) consulting firms, such as Ernst & Young LLP; (vi) original equipment manufacturers, such as International Business Machines Corporation; (vii) systems integration firms, such as Science Applications International Corporation; and (viii) internal MIS departments of providers. A competitor of the Company with respect to one aspect of the Company's business may serve as a distributor for the Company with respect to other products, tools or services.

         In general, the Company's competitors have greater financial, technical, research and development and marketing resources and more extensive business experience than the Company. Although the Company believes that its solutions have advantages over competing tools, products and services currently being marketed, there can be no assurance that the Company will be able to continue to compete effectively in the marketplace if its present and potential competitors are able to duplicate or improve upon its tools, products, services or marketing strategy.

GOVERNMENT REGULATION

          The United States Food and Drug Administration (the "FDA") has issued a draft guidance document addressing the regulation of certain computer products as medical devices under the Federal Food, Drug and Cosmetic Act (the "FDC Act"). To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to: (i) register and list their products with the FDA; (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or (iii) obtain FDA approval by filing a premarket application that establishes the safety and effectiveness of the product. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in healthcare settings. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. The FDA currently regulates the medical imaging capability that the Company provides with the DataView technology.

EMPLOYEES

         As of December 31, 1996, HIE and its subsidiaries HCI and IHS employed a total of 114 persons and CHS employed 17 persons. Of these employees, 22 were engaged in sales and marketing, 32 in research and development, 59 in services and 18 in general and administrative functions. None of these employees is represented by a labor union or subject to any collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

          The Company leases approximately 1,250 square feet of office space in Marietta, Georgia for its principal executive and administrative offices and its corporate sales and marketing facilities. This lease, which expired in February 1997, currently requires monthly rental payments of $1,710. HCI leases approximately 8,000 square feet and 2,300 square feet of office space in a building in Dallas, Texas, for its operations, for monthly rental payments of $11,635 and $2,000, respectively, under leases expiring in November 2000. IHS' business is conducted from leased facilities of approximately 8,000 square feet located in Marietta, Georgia and approximately 3,000 square feet located in Alpharetta, Georgia, under a lease which expired in February 1997 and a lease which expires in December 1999, respectively, and require monthly rental payments of $11,036 and $3,570, respectively.

          The Company believes that its facilities are adequate through the above-indicated lease expiration periods. The leases that expired during February 1997 have been extended on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date hereof, there are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

         The following sets forth certain information with respect to the executive officers of the Company.

         NAME                       AGE              POSITION WITH THE COMPANY
         ----                       ---              -------------------------

         H. Darrell Young           48               President, Chief Executive Officer and Director

         Joseph G. Bleser           51               Vice President-Finance, Chief Financial Officer,
                                                     Treasurer and Secretary

         The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

         H. Darrell Young has served as a director and the President and Chief Executive Officer of the Company since June 1994. From January 1992 to June 1993, Mr. Young was Chairman and a principal investor in Transtel Corp., a start-up telecommunications company that manufactured stationary wireless voice and data products, and from 1977 through 1991 he was employed by HBO & Company, a publicly-traded, international healthcare information systems and services provider ("HBO"), in various management positions, including serving as Vice President of Research and Development from 1984 to 1986, President of Product Group from 1986 to 1987, and President and Chief Executive Officer of its subsidiary, HBO & Company of Georgia, from 1987 to 1991.

         Joseph G. Bleser has served as the Chief Financial Officer of the Company since March 20, 1995 and as Vice President-Finance, Treasurer and Secretary of the Company since August 10, 1995. Prior to joining the Company, Mr. Bleser served as Executive Vice President, Chief Financial Officer and Treasurer of Allegiant Physician Services, Inc., a physician practice management company, from May 1993 until March 17, 1995. He was previously employed by HBO as Senior Vice President-Finance, Treasurer, Assistant Secretary and Chief Financial Officer from 1992 to 1993 and as Vice President, Controller and Chief Accounting Officer from 1983 to 1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock has been quoted and traded under the symbol "HDIE" in the over-the-counter market on the OTC Bulletin Board from November 7, 1995 to May 22, 1996, on the Nasdaq SmallCap Market System from May 23, 1996 to October 29, 1996 and on the Nasdaq National Market System since October 30, 1996. The high and low sales prices of the Common Stock for the period from November 7, 1995 to December 31, 1995 and for each quarter during 1996 are shown in the table below. The approximate number of holders of record of the Company's Common Stock at March 14, 1997 was 2,205.

         HIE Stock Price Per Share Information:

                               PERIOD                                 PRICE PER SHARE
         ------------------------------------------           --------------------------------
                    FROM                    TO                   LOW                    HIGH
         1995:    November 7           December 31            $1.125                    $2.50
         1996:    January 1            March 31               $1.875                    $4.312
                  April 1              June 30                $3.50                     $7.75
                  July 1               September 30           $3.50                     $5.875
                  October 1            December 31            $3.50                     $6.00

         The Company has never paid any cash dividends with respect to its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for use in the expansion of the Company's business. The payment of dividends, if any, in the future with respect to the Company's Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data is presented below for the years ended December 31, 1996 and 1995 and for the period from June 15, 1994 (date of incorporation) through December 31, 1994. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information contained herein.


                                                                                                      FOR THE
                                                  FOR THE                     FOR THE              PERIOD FROM
                                                YEAR ENDED                   YEAR ENDED          JUNE 15, 1994 TO
                                                DECEMBER 31,                DECEMBER 31,           DECEMBER 31,
                                                   1996                         1995                   1994
                                                ------------                ------------           ------------
                                                        (Amounts in thousands, except for per share data)
STATEMENTS OF OPERATIONS DATA:
Revenue                                          $16,151                       $  8,700              $    153
Operating Earnings (Loss)                        $ 1,486                       $ (8,953)*            $ (1,270)
Net Earnings (Loss)                              $ 1,183                       $ (9,983)*            $ (1,265)
Net Earnings (Loss) Per Share                    $  0.06                       $  (0.64)*            $  (0.08)
Weighted Average Number of
  Common Shares and Common
  Share Equivalents Outstanding                   18,876                         15,653                15,500


*Includes $5,335 pre-tax and after-tax expense or $(0.34) net loss per share related to purchased in-process research and development expense ($3,605), goodwill impairment expense ($1,430), and an investment option reserve ($300).




                                                  AS OF                           AS OF
                                            DECEMBER 31, 1996               DECEMBER 31, 1995
                                            -----------------               -----------------
                                            (Amounts in thousands, except for per share data)
BALANCE SHEET DATA:
Total Assets                                     $31,802                         $21,734
Long-Term Obligations                            $ 4,265                         $ 5,549

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's limited operating history and lack of profitability in 1995 and for the period from June 15, 1994 to December 31, 1994, limitations and potential costs inherent in the Entrepreneurial Business Unit ("EBU") operational structure, market acceptance of new products and services offered by the Company, limited capital resources, and competitive factors, such as new technologies and pricing pressures, as well as factors discussed or identified from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") was incorporated in Georgia on June 15, 1994 and was a wholly-owned subsidiary of Healthdyne, Inc. ("Healthdyne") until November 6, 1995 at which time Healthdyne distributed all of the outstanding shares of HIE to Healthdyne's shareholders (the "Spin-Off"). HIE's common stock is publicly traded on the Nasdaq National Market under the symbol "HDIE". In conjunction with its subsidiaries Healthcare Communications, Inc. ("HCI") and Integrated Healthcare Solutions, Inc. ("IHS") and its affiliate Criterion Health Strategies, Inc. ("CHS"), the Company is a leading provider of enterprise-wide clinical information management solutions for emerging integrated healthcare delivery networks ("IDNs"). Each subsidiary and the affiliate are referred to by the Company as an EBU.

         The Company generates revenue from licensing clinical information software tools and products and providing related system design, integration, implementation, support, education and consulting services as discussed below.

         HCI. HCI presently contributes the majority of HIE's revenue through Cloverleaf integration engine software license fees and related implementation, maintenance and education fees. Software licenses are granted on a perpetual basis for a one-time, up-front fee. Implementation fees are based on actual hours of implementation service at standard hourly rates. Software maintenance agreements are generally one-year renewable service contracts for a prepaid standard fee. HCI charges a standard per-student amount for its education classes.

         IHS. IHS' revenue contribution to HIE has rapidly increased since its formation in early 1995. IHS provides clinical and other information solutions through the use of both proprietary and third-party software tools and by providing related system design, integration and consulting services. Software licenses and sub-licenses are generally granted on a perpetual basis for a one-time, up-front fee. Services are generally provided for a fixed fee based on estimated hours of service to be provided at standard hourly rates.

         CHS. CHS provides enterprise management and other decision support products through the use of both proprietary and third-party software tools. The Company does not currently consolidate the operating results of CHS. However, on November 7, 1996 and December 18, 1996, the Company entered into an agreement in principle and a separate definitive agreement with the CHS Shareholders and Massey Burch, respectively, which together would enable the Company to acquire a 100% ownership interest in CHS. See Note 11 of Notes to Consolidated Financial Statements included in the accompanying HIE Consolidated Financial Statements.

          On June 12, 1996, the Company entered into an agreement effective April 1, 1996, with DataView, a former majority-owned subsidiary, providing for a restructuring of the relationship between HIE and DataView as discussed in
Note 3 of Notes to Consolidated Financial Statements included in the accompanying HIE Consolidated Financial Statements. Subsequent to March 31, 1996, DataView's financial position, results of operations and cash flows are no longer included in HIE's Consolidated Financial Statements.

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

         Software revenue is generally recognized upon shipment in accordance with Statement of Position 91-1, Software Revenue Recognition. Service revenue is recognized as the work is performed or, in the case of a fixed fee contract, on the percentage of completion basis, even though some services are prepaid.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated: (1) the relative significance of each EBU to the Company as a whole and (2) the percentage of total revenue for each component included in the Company's Consolidated Statements of Operations:


                        PERCENT OF REVENUE (UNLESS OTHERWISE INDICATED)

                                                                                                    FOR THE PERIOD FROM
                                                                                                    JUNE 15, 1994 (DATE
                                                    YEAR ENDED                YEAR ENDED           OF INCORPORATION) TO
                                                 DECEMBER 31, 1996         DECEMBER 31, 1995         DECEMBER 31, 1994
                                                 -----------------         -----------------         -----------------
Total HIE revenue (in 000's)                        $ 16,151                     $ 8,700                 $ 153
                                                    ========                     =======                 =====

HCI (1)                                                   57%                         75%                    0%
IHS (2)                                                   42%                         18%                    3%
DataView (3)                                               1%                          7%                   97%
                                                    --------                     -------                 -----
                      Total HIE revenue                  100%                        100%                  100%
                                                    ========                     =======                 =====

Revenue:
     Software                                             44%                         59%                  100%
     Services                                             56%                         41%                    0%
                                                    --------                     -------                 -----
                          Total revenue                  100%                        100%                  100%
                                                    --------                     -------                 -----

Cost of revenue
     Software                                             13%                         10%                   42%
     Services                                             53%                         58%                    0%
                  Total cost of revenue                   35%                         30%                   42%
                                                    --------                     -------                 -----

Gross profit                                              65%                         70%                   58%
                                                    --------                     -------                 -----

Operating expenses:
     Sales and marketing                                  22%                         40%                  122%
     Research and development                             10%                         22%                  125%
     General and administrative                           24%                         50%                  641%
     Other (4)                                             0%                         61%                    0%
                                                    --------                     -------                 -----
               Total operating expenses                   56%                        173%                  888%
                                                    --------                     -------                 -----

Operating earnings (loss)                                  9%                       (103%)                (830%)

Losses of affiliate                                        0%                        (13%)                (102)%
Minority interest                                          0%                          2%                    0%
Interest income (expense), net                            (2%)                        (2%)                   4%
Equity in earnings of affiliate (1)                        0%                          0%                  101%
                                                    --------                     -------                 -----

Earnings (loss) before taxes                               7%                       (116%)                (827%)
Income tax benefit                                         0%                          1%                    0%
                                                    --------                     -------                 -----

Net earnings (loss)                                        7%                       (115%)                (827%)
                                                    ========                     =======                 =====

Notes:

  (1) HCI has been in business since 1991. HIE acquired 100% ownership interest in HCI through a three-step acquisition of a 44% interest in October 1994, an additional 13% interest in May 1995 and the remaining 43% interest effective December 31, 1995. Accordingly, HCI's 1994 operating results were not consolidated with those of HIE in 1994, but were included in HIE's 1995 Consolidated Financial Statements effective January 1, 1995.

  (2) IHS was incorporated on May 30, 1995, but the above table reflects its operating results for its start-up activities during the periods from June 15, 1994 to December 31, 1994 and from January 1, 1995 to May 29, 1995 with the results for such latter period being included in the results for the year ended December 31, 1995.

  (3) DataView has been in business since 1990. See Note 3 of Notes to Consolidated Financial Statements included in the accompanying HIE Consolidated Financial Statements regarding the restructuring of the relationship between the Company and DataView.

  (4)   Other operating expenses for the year ended December 31, 1995 include
        (a) $3.6 million or 41% of revenue related to purchased in-process research and development expense and (b) $1.7 million or 20% of revenue related to goodwill impairment expense and an investment option reserve. See Note 3 of Notes to Consolidated Financial Statements included in the accompanying HIE Consolidated Financial Statements.

Comparison of Years Ended December 31, 1996 and 1995

        Revenue. Total revenue was $16.2 million in 1996 compared to $8.7 million in 1995, an increase of 86% even though DataView's revenue is no longer included in the Company's consolidated revenue effective April 1, 1996 as discussed above. While HCI contributed most of the Company's revenue in both 1996 and 1995, IHS contributed most of the revenue growth between 1995 and 1996. Since most of HCI's revenue was derived from integration engine software license fees and most of IHS' revenue was derived from system design, implementation and integration services, the mix of revenue shifted to more service than software between 1995 and 1996. Even though software revenue declined as a percent of total revenue in 1996, it still increased 40% between 1995 and 1996 due primarily to the continued growth of integration engine license fee revenue supplemented by software license fee revenue from the Clinical Assessment and Support System ("CASS") and the Community Person Index ("CPI") software tools, both of which were released for general availability to the market by IHS during the second half of 1996. Service revenue grew 152% in 1996 due to the continued growth in HCI's maintenance, implementation and education services related to the integration engine software tool and, more significantly, the demand by IDNs for system design, implementation and integration services of imaging, workflow, internet, CPI and CASS software tools provided by IHS.

        Cost of revenue. The cost of revenue was $5.7 million in 1996 compared to $2.6 in 1995, an increase of 117%, substantially all of which is related to the growth in revenue. The increase in cost of revenue from 30% of revenue to 35% between 1995 and 1996 is primarily attributable to the shift in revenue mix toward service, which typically has a higher cost of revenue than software. The increase in cost of software revenue as a percent of software revenue is due to the Company sub-licensing more third-party imaging, workflow and internet software tools than it did during 1995. Third-party software tools typically have a higher relative cost than the Company's proprietary software tools, such as the Cloverleaf integration engine, CPI and CASS. The decrease in cost of services revenue as a percent of services revenue is due to productivity improvements at IHS as its relatively new service organization matured during the year.

         Gross profit. The Company's gross profit was $10.5 million in 1996 compared to $6.1 million in 1995, an increase of 72%, due primarily to the revenue growth discussed above. Gross profit as a percent of revenue decreased from 70% in 1995 to 65% in 1996. The revenue mix shifted from 59% software and 41% services in 1995 to 44% software and 56% services in 1996. The main reason for the shift was the increase in system design, implementation and integration services provided by IHS. As discussed above, while software revenue, which has relatively high gross profit margins, increased 40%, services revenue, which normally has lower gross profit margins than software, increased 152% between 1995 and 1996.

         Sales and marketing. Sales and marketing expense was $3.5 million in 1996 and $3.4 million in 1995. The slight increase is due primarily to the net effect of increased sales personnel costs, sales commissions and travel expenses associated with increased sales staffing and the increase in revenue, offset somewhat by the exclusion of DataView from the Company's consolidated operating results for the last three quarters of 1996 as discussed above and secondarily to utilization of a more cost-effective international distribution network in 1996. Sales and marketing expense as a percent of revenue decreased from 40% in 1995 to 22% in 1996, reflecting the increased productivity of the Company's internal sales force and its distributors.

         Research and development. Research and development expense was $1.6 million in 1996 compared to $1.9 million in 1995, a decrease of 18%, due primarily to the capitalization of internally developed software costs totaling $789,000, which represented 33% of research and development expenditures in 1996, and secondarily to the exclusion of DataView from the Company's consolidated operating results for the last three quarters of 1996 as discussed above. No such costs qualified for capitalization under generally accepted accounting principles in 1995.

         General and administrative. General and administrative expense was approximately $3.9 million in 1996 compared to $4.3 million in 1995, a decrease of 10%. The decrease of $425,000 between the two periods was primarily due to the net effect of (1) decreased staffing, outside service expense and other administrative costs at HCI resulting from cost control measures initiated during the fourth quarter of 1995 and the first quarter of 1996; and (2) the exclusion of DataView from the Company's consolidated operating results for the last three quarters of 1996 as discussed above; both somewhat offset by (3) increased goodwill amortization related primarily to the step acquisition of HCI during 1995 (as discussed below); (4) identifiable expenses of being a new public company; and (5) increased IHS administrative staffing costs to support current and projected growth of IHS.

         Other. Other operating expenses in 1995 were attributable to purchased in-process research and development expense of $3.6 million related to the HCI acquisition, goodwill impairment expense of $1.4 million and an option reserve of $300,000, both related to a change in the Company's strategic direction with respect to DataView.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $1.1 million in 1995. The December 1995 transaction with Massey Burch, which provided for a sharing of the Company's funding commitment to CHS, had the additional result of relieving the Company of the requirement to report a loss from CHS in 1996.

         Minority interest. The minority interest in net loss of subsidiary totaling $142,000 in 1995 related to HCI, and such minority interest is no longer applicable as a result of HIE's increased ownership interest in HCI to 100% effective December 31, 1995.

         Interest expense, net. Net interest expense was $303,000 in 1996 compared to $168,000 in 1995, an increase of 80%, due primarily to the net effect of (1) increased interest associated with financing the increased HCI ownership interest referred to above; and (2) reduced HCI interest expense under a financing agreement renegotiated at a lower interest rate effective January 1, 1996.

         Income tax benefit. The Company has no provision for income taxes in 1996 due to the utilization of available net operating loss carryforward benefits. The income tax benefit of $140,000 in 1995 relates to HCI, which filed a separate income tax return prior to HIE increasing its ownership interest in HCI to 100% effective December 31, 1995.

Comparison of Year Ended December 31, 1995 to the Period from Inception (June 15, 1994) to December 31, 1994

         Revenue. HIE's consolidated revenue for the year ended December 31, 1995 increased to $8.7 million due primarily to the acquisition of HCI, which had revenue of $5.1 million for 1994, and secondarily to the growth of both HCI and IHS. Consolidated revenue for the period from June 15, 1994 to December 31, 1994 was $153,000, due primarily to the July 1994 acquisition of the teleradiology computer system operations of DataView.

         Cost of Revenue. The cost of revenue was $2.6 million in the year ended December 31, 1995 compared to $65,000 for the period from June 15, 1994 to December 31, 1994, representing a decrease in cost of revenue to 30% of revenue in the year ended December 31, 1995 from 42% of revenue for the period from June 15, 1994 to December 31, 1994. This decrease was attributable to the net effect of the addition of HCI's relatively low-cost software revenue in 1995, offset somewhat by the addition and growth of both HCI's and IHS' service businesses in 1995.

         Gross Profit. HIE's gross profit was $6.1 million in the year ended December 31, 1995 compared to $88,000 for the period from June 15, 1994 to December 31, 1994, representing an increase in gross profit as a percent of revenue to 70% for the year ended December 31, 1995 from 58% for the period from June 15, 1994 to December 31, 1994, due primarily to the higher margin HCI business being included in the 1995 operating results.

         Sales and Marketing. Sales and marketing expense was $3.4 million in the year ended December 31, 1995 compared to $186,000 for the period from June 15, 1994 to December 31,

1994, representing an increase of $3.2 million. The majority of this increase was attributable to the consolidation of HCI's operating results with HIE effective January 1, 1995 pursuant to HIE's acquisition of a majority interest in HCI during 1995. Even though HCI's operating results were not consolidated with HIE for the period from June 15, 1994 to December 31, 1994, HCI's sales and marketing expense increased between 1994 and 1995 due to (1) the increased size of the internal sales force to supplement the efforts of the distributor channel; (2) increased domestic and international market research expense; (3) increased sales and marketing collateral material expense; and (4) increased sales-related expenses, such as sales commissions and travel, associated with HCI's $1.6 million increase in revenue. IHS increased sales and marketing expense between 1994 and 1995 due to increased staffing of its direct sales force and increased sales commissions and sales-related expenses, such as travel, advertising and brochures, related to a $1.6 million increase in its revenue. The remainder of the increased sales and marketing expense was due to the timing of the Company's acquisition of DataView in 1994.

         Research and Development. Research and development expense was $1.9 million in the year ended December 31, 1995 compared to $192,000 for the period from June 15, 1994 to December 31, 1994, representing an increase of $1.7 million. The majority of the increase was attributable to the consolidation of HCI's operating results with HIE effective January 1, 1995 pursuant to HIE's acquisition of a majority interest in HCI during 1995. Even though HCI's operating results were not consolidated with HIE for the period from June 15, 1994 to December 31, 1994, the increase in HCI's research and development expense between 1994 and 1995 was due to increased staffing associated with porting HCI's Cloverleaf integration engine to several other platforms. IHS increased research and development expense due to increased staffing for the CASS software tool development. The remainder of the increased research and development expense was due to the timing of the Company's acquisition of DataView in 1994.

         General and Administrative. General and administrative expense was $4.3 million in the year ended December 31, 1995 compared to $980,000 for the period from June 15, 1994 to December 31, 1994, representing an increase of $3.4 million. A majority of the increase was attributable to the consolidation of HCI's operating results with HIE effective January 1, 1995 pursuant to HIE's acquisition of a majority interest in HCI during 1995. Even though HCI's operating results were not consolidated with HIE in 1994, HCI's general and administrative expense increased between 1994 and 1995 due primarily to increased general and administrative infrastructure expense to handle anticipated future growth. HIE's general and administrative expense increased due to increased goodwill amortization related to the acquisitions of HCI and DataView and the increased cost of building the HIE corporate infrastructure, including allocated general and administrative expenses from Healthdyne. The remainder of the increased general and administrative expense was due to the cost of building the IHS general and administrative infrastructure to handle anticipated future growth and the timing of the Company's acquisition of DataView in 1994.

         Purchased In-Process Research and Development. In conjunction with HIE's 43% increase in its ownership interest in HCI to 100% effective December 31, 1995, approximately $3.6 million of the purchase price was allocated to purchased in-process research and development and expensed during the year ended December 31, 1995 in accordance with generally accepted accounting principles.

        Goodwill Impairment and Investment Option Reserve. At the end of 1995, goodwill of $1.4 million attributable to DataView was written off to reflect an impairment of such goodwill resulting from a change in HIE's strategic direction with respect to DataView. For the same reason, HIE established a $300,000 reserve to fully reserve the cost of HIE's option to increase its ownership interest in DataView to 100%.

         Losses of Affiliate. CHS was a development stage enterprise with no history-to-date revenue through early 1996. CHS was solely funded by loans from HIE until early December 1995, at which time Massey Burch began to share HIE's funding commitment to CHS. Accordingly, all of CHS's operating losses up to HIE's $1.3 million then history-to-date advances to CHS were recorded by HIE as losses of affiliate. The substantial increase in losses of affiliate during 1995 was due to the fact that the Company's investment in CHS occurred near the end of 1994.

         Interest Expense, Net. Interest expense relates primarily to an HCI vendor agreement for the prior year development of its integration engine technology. The interest income relates primarily to interest earned on consolidated cash balances.

         Income Taxes. HIE's income tax benefit for the year ended December 31, 1995 represents the income tax benefit that was realized by HCI through carry-back claims against HCI's 1994 income taxes paid.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically financed both its operations since inception and its investments in EBUs primarily through equity investments totaling $22.0 million by Healthdyne. Following the Spin-Off, Healthdyne had no obligation or intention to make additional advances or equity infusions in the Company. During November 1996, the Company sold 2.75 million shares of its Common Stock in a public offering and received proceeds of $10.3 million, after deducting all offering-related expenses. On November 15, 1996, the Company used $800,000 to prepay a portion of long-term debt at a discount. The Company intends to use the remainder of the net proceeds of this offering for working capital and general corporate purposes, including satisfaction of the Company's remaining funding commitment of $700,000 to CHS. The Company's present financial condition and its plans for future working capital and other capital requirements are further discussed below.

         The Company has working capital of $12.4 million at December 31, 1996 compared to $2.7 million at December 31, 1995. Cash increased $6.7 million between 1995 and 1996 for the reasons discussed below.

     Net cash provided by operating activities increased $6.2 between 1995 and 1996 due primarily to increased cash flow from the net earnings recorded in 1996 compared to the net loss recorded in 1995 and secondarily to various changes in the components of working capital, most notably increased cash flow from deferred revenue, accrued liabilities and accounts payable. This increase was offset somewhat by increased trade accounts receivable due to increased revenue and slightly higher days revenue in accounts receivable.

     Net cash used in investing activities decreased $883,000 between 1995 and 1996 due primarily to the net effect of (1) no cash outflow for CHS funding in 1996, which cash outflow totaled $820,000 in 1995; (2) no cash outflow for acquisitions in 1996, which cash outflow totaled $565,000 related to HCI in 1995; (3) a reduction of $245,000 in capital expenditures; and (4) an increase in purchased and capitalized software of $859,000. The slight decrease in capital expenditures reflects the Company's current preference for leasing rather than purchasing computer equipment.

         Net cash provided by financing activities decreased $4.3 million between 1995 and 1996 due primarily to the payment of maturing debt and the prepayment of long-term debt discussed above. The proceeds from equity transactions include capital contributions by Healthdyne totaling $10.9 million in 1995, the net proceeds from the Company's secondary public stock offering of $10.3 million in 1996 and relatively insignificant proceeds from the exercise of employee stock options.

         As of December 31, 1996, the Company has $163,000 of debt financing maturing over the next twelve months. During May 1996, HCI renewed its $1.0 million line of credit with a bank on essentially the same terms and conditions as the expiring line of credit with said bank. Subsequent to year end, the Company received a commitment for a $2 million unsecured line of credit from another bank that requires the termination of the HCI line of credit referred to above and the maintenance of certain financial covenants. The Company plans to maintain a $2 million line of credit for unanticipated needs and financial flexibility. Based on its current business plan and business model projections, the Company believes that current available cash and anticipated cash flow from operating activities will be sufficient to meet the Company's capital requirements, including the payment of all maturing debt in cash and its remaining funding commitment to CHS, for at least the next twelve months and for the foreseeable future.

         In 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and No. 123 ("SFAS 123"), Accounting for Stock-based Compensation, both of which standards were effective in 1996. The adoption of SFAS 121 and 123 did not have a material effect on the Company's Consolidated Financial Statements, but the pro forma net earnings (loss) and related per share amounts required to be disclosed in a note to the financial statements under SFAS 123 reflect reductions (increases) to the related reported amounts in 1996 and 1995 presented in the Company's Consolidated Financial Statements. See Notes 1 and 8 to the Consolidated Financial Statements included in the accompanying HIE Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-22 of this Annual Report on Form 10-K:

                                                                                              Page
Independent Auditors' Report...............................................................    F-1

Consolidated Balance Sheets - December 31, 1996 and 1995...................................    F-2

Consolidated Statements of Operations - Years Ended
     December 31, 1996 and 1995 and for the period
     from June 15, 1994 to December 31, 1994...............................................    F-3

Consolidated Statements of Shareholders' Equity -
     Years Ended December 31, 1996 and 1995 and for
     the period from June 15, 1994 to December 31, 1994....................................    F-4

Consolidated Statements of Cash Flows - Years Ended December 31, 1996 and 1995
     and for the period from June 15, 1994 to December 31, 1994............................    F-5


Notes to Consolidated Financial Statements.................................................    F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Healthdyne Information Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of Healthdyne Information Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995 and for the period from June 15, 1994 (date of incorporation) to December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1994 financial statements of Healthcare Communications, Inc. (44% owned investee company during 1994). The Company's equity in earnings in Healthcare Communications, Inc. was $154,000 for the period ended December 31, 1994. The 1994 financial statements of Healthcare Communications, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this company for 1994, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthdyne Information Enterprises, Inc. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from June 15, 1994 to December 31, 1994 in conformity with generally accepted accounting principles.




                                                          KPMG PEAT MARWICK LLP

Atlanta, Georgia
January 28, 1997

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    (In thousands, except per share amounts)


                                                                                 December 31,
                                                                          -------------------------
                                     Assets                                 1996             1995
                                     ------                               -------           -------
Current assets:
    Cash and cash equivalents (note 10)                                   $  10,743      $   4,013
    Trade accounts receivable, less allowances of $165 and $85
      at December 31, 1996 and 1995, respectively                             5,260          2,966
    Other current assets                                                        963          1,020
                                                                          ---------      ---------
        Total current assets                                                 16,966          7,999

Notes receivable (note 11)                                                      333            417
Purchased software, net of accumulated amortization of $770
    and $150 at December 31, 1996 and 1995, respectively                      3,587          2,494
Capitalized software development costs, net of accumulated
    amortization of $39 at December 31, 1996                                    750           --
Property and equipment, net (note 4)                                          1,221          1,136
Excess of cost over net assets of businesses acquired, less accumulated amortization of $1,267 and $758 at December 31,
    1996 and 1995, respectively (note 3)                                      8,836          9,614
Other assets                                                                    109             74
                                                                          ---------      ---------

                                                                          $  31,802      $  21,734
                                                                          =========      =========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Current installments of long-term debt and obligations
      under capital leases (notes 6, 10, and 11)                          $     163      $   2,652
    Accounts payable, principally trade                                       1,019            547
    Accrued liabilities (note 5)                                                981            760
    Deferred service revenue                                                  2,418          1,297
                                                                          ---------      ---------
        Total current liabilities                                             4,581          5,256

Long-term debt and obligations under capital leases, excluding
    current installments (notes 6, 10, and 11)                                4,265          5,382
Other liabilities                                                              --              167
                                                                          ---------      ---------
        Total liabilities                                                     8,846         10,805
                                                                          ---------      ---------

Shareholders' equity (notes 6, 8, and 11):
    Preferred stock, without par value. Authorized 20,000
      shares; designated Series A cumulative preferred stock
      500 shares; issued none                                                  --             --
    Common stock, $ .01 par value.  Authorized 50,000 shares;
      issued and outstanding 20,172 and 16,503 shares at
      December 31, 1996 and 1995, respectively                                  202            165
    Additional paid-in capital                                               32,819         22,012
    Accumulated deficit                                                     (10,065)       (11,248)
                                                                          ---------      ---------
        Total shareholders' equity                                           22,956         10,929

Commitments (notes 9 and 11)

                                                                          $  31,802      $  21,734
                                                                          =========      =========


See accompanying notes to consolidated financial statements.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                    (In thousands, except per share amounts)


                                                                                   For the Period from
                                                           Years ended             June 15, 1994 (date
                                                           December 31,            of incorporation) to
                                                              1996         1995     December 31, 1994
                                                              ----         ----     -----------------
Revenue (note 12):
    Software                                               $   7,169     $   5,136       $     153
    Services                                                   8,982         3,564            --
                                                           ---------     ---------       ---------
        Total revenue                                         16,151         8,700             153
                                                           ---------     ---------       ---------

Cost of revenue (note 2):
    Software                                                     907           536              65
    Services                                                   4,765         2,082            --
                                                           ---------     ---------       ---------
        Total cost of revenue                                  5,672         2,618              65
                                                           ---------     ---------       ---------

        Gross profit                                          10,479         6,082              88

Operating expenses (note 2):
    Sales and marketing                                        3,505         3,435             186
    Research and development                                   1,576         1,928             192
    General and administrative (including related
      party expenses of $51, $325, and $164
      for the respective periods)                              3,912         4,337             980
    Purchased in-process research and development
       (note 3)                                                 --           3,605            --
    Goodwill impairment and investment option
      reserve (note 3)                                          --           1,730            --
                                                           ---------     ---------       ---------
        Operating earnings (loss)                              1,486        (8,953)         (1,270)

Losses of affiliate (note 11)                                   --          (1,144)           (156)
Minority interest in net loss of subsidiary                     --             142            --
Interest expense                                                (552)         (303)           --
Interest income                                                  249           135               7
Equity in earnings of affiliate (note 3)                        --            --               154
                                                           ---------     ---------       ---------
        Earnings (loss) before income taxes                    1,183       (10,123)         (1,265)

Income tax benefit (note 7)                                     --             140            --
                                                           ---------     ---------       ---------

        Net earnings (loss)                                $   1,183     $  (9,983)      $  (1,265)
                                                            =========     =========      ==========

Net earnings (loss) per common share and
    common share equivalent                                $     .06     $    (.64)      $    (.08)
                                                           =========     =========       ==========

Weighted average number of common shares
    and common share equivalents outstanding                  18,876        15,653          15,500
                                                           =========     =========       =========


See accompanying notes to consolidated financial statements.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

                                 (In thousands)


                                                Common Stock         Additional                         Total
                                                ------------           paid-in     Accumulated      shareholders'
                                             Shares       Amount       capital      deficit            equity
                                             ------       ------       -------      -------            ------
Balance, June 15, 1994                      --         $    --       $    --           $    --        $     --
Issuance of common stock (note 8)         15,500             155          --                --              155
Capital contribution                        --              --          10,847              --           10,847
Net loss                                    --              --            --              (1,265)        (1,265)
                                       ---------       ---------     ---------         ---------      ---------
Balance, December 31, 1994                15,500             155        10,847            (1,265)         9,737

Issuance of common stock                     615               6            (6)             --             --
Stock options exercised                      388               4           130              --              134
Capital contribution                        --              --          11,041              --           11,041
Net loss                                    --              --            --              (9,983)        (9,983)
                                       ---------       ---------     ---------         ---------      ---------
Balance, December 31, 1995                16,503             165        22,012           (11,248)        10,929

Issuance of common stock
    in public offering, net of
    offering expenses of $634              2,750              28        10,297              --           10,325
Stock options exercised                      905               9           452              --              461
Employee stock plan purchases                 14            --              58              --               58
Net earnings                                --              --            --               1,183          1,183
                                       ---------       ---------     ---------         ---------      ---------

Balance, December 31, 1996                20,172       $     202     $  32,819         $ (10,065)     $  22,956
                                       =========       =========     =========         =========      =========


See accompanying notes to consolidated financial statements.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                                     For the Period from
                                                                  Years ended        June 15, 1994 (date
                                                                  December 31,       of incorporation) to
                                                               1996        1995      December 31, 1994
                                                               ----        ----       -------------------
Cash flows from operating activities:
    Net earnings (loss)                                    $   1,183     $  (9,983)      $  (1,265)
    Adjustments to reconcile net earnings (loss)
      to net cash provided by (used in) operating
      activities:
        Purchased in-process research and
          development (note 3)                                  --           3,605            --
        Goodwill impairment (note 3)                            --           1,430            --
        Investment option reserve (note 3)                      --             300            --
        Losses of affiliate                                     --           1,144             156
        Provision for doubtful accounts                           92            43            --
        Depreciation and amortization                          1,623         1,080              80
        Minority interest in net loss of subsidiary             --            (142)           --
        Equity in earnings of affiliate                         --            --              (154)
        Increase in trade accounts receivable                 (2,419)       (1,454)            (88)
        Increase in other assets                                (212)         (477)            (28)
        Increase in trade accounts payable                       531           204              53
        Increase (decrease) in accrued liabilities               687           223             (10)
        Increase in deferred service revenue                   1,121           480            --
                                                           ---------     ---------       ---------
              Net cash provided by (used in)
                 operating activities                          2,606        (3,547)         (1,256)
                                                           ---------     ---------       ---------

Cash flows from investing activities:
    Purchased software                                        (1,713)       (1,643)            (44)
    Capitalized software development costs                      (789)         --              --
    Capital expenditures                                        (427)         (672)           (148)
    Investment in equity of affiliate                           --            --            (6,750)
    Acquisition of businesses, net of cash acquired             --            (565)         (1,186)
    Purchase of option to acquire business                      --            --              (300)
    Decrease (increase) in notes receivable                      112          (820)           (746)
                                                           ---------     ---------       ---------
              Net cash used in investing activities           (2,817)       (3,700)         (9,174)
                                                           ---------     ---------       ---------

Cash flows before financing activities                          (211)       (7,247)        (10,430)
                                                           ---------     ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                      67           559            --
    Principal payments on long-term debt                      (3,970)         (410)           (531)
    Proceeds from capital contributions                         --          10,936          10,847
    Proceeds from issuances of common stock                   10,844           134             155
                                                           ---------     ---------       ---------
              Net cash provided by financing activities        6,941        11,219          10,471
                                                           ---------     ---------       ---------
              Net increase in cash and cash
                 equivalents                                   6,730         3,972              41

Cash and cash equivalents at beginning of period               4,013            41            --
                                                           ---------     ---------       ---------

Cash and cash equivalents at end of period                 $  10,743     $   4,013       $      41
                                                           =========     =========       =========

                                                                                            (Continued)

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                                        For the Period from
                                                                  Years ended           June 15, 1994 (date
                                                                  December 31,          of incorporation) to
                                                              1996          1995        December 31, 1994
                                                              ----          ----         -------------------
Supplemental disclosures of cash paid for:
    Interest                                               $     199     $     289         $    --
                                                           =========     =========         =========

    Income taxes                                           $    --       $     140         $    --
                                                           =========     =========         =========

Supplemental disclosure of noncash investing
   and financing activities:
      Equipment acquired under capital lease
        obligations                                        $      67     $     160         $    --
                                                           =========     =========         =========

      Equipment contribution received from
        Healthdyne                                         $    --       $     105         $    --
                                                           =========     =========         =========

      Deferred service revenue financed by a
        note receivable                                    $    --       $     417         $    --
                                                           =========     =========         =========

      Obligations incurred in connection with
        acquisition of minority interest of
        subsidiary (note 3)                                $    --       $   6,162         $    --
                                                           =========     =========         =========


See accompanying notes to consolidated financial statements.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1996, 1995, and 1994

                    (In thousands, except per share amounts)


(1)    Summary of Significant Accounting Policies

      (a)  Business

           Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") was incorporated on June 15, 1994 in the State of Georgia and is headquartered in Marietta, Georgia. HIE was a wholly owned subsidiary of Healthdyne, Inc. ("Healthdyne") until November 6, 1995 at which time Healthdyne distributed all of the outstanding shares of HIE to the Healthdyne shareholders (the "Spin-off"). The Company and its subsidiaries provide clinical information software tools and products and related services to integrated healthcare delivery networks and other healthcare providers and payors.

           The consolidated financial statements include the financial position, results of operations, and cash flows as of the dates and for the periods indicated for HIE and the following subsidiaries:

                                                HIE
                                             ownership                                                 State of
               Subsidiary                   percentage                   Nature of business          incorporation
               ----------                   ----------                   ------------------          -------------
           Healthcare,                44% from October 27,           Systems and network                Texas
           Communications,            1994 to December 31,           integration tools and
           Inc. (Dallas, Texas)       1994; 57% from January 1,      services
                                      1995 to December 31,
                                      1995; 100% effective
                                      December 31, 1995

           DataView Imaging           61% from July 22, 1994         Image management products,         Georgia
           International, Inc.        to March 31, 1996; 19%         tools and services
           (Norcross,                 Georgia) effective April 1,
                                      1996 (see note 3)

           Integrated Healthcare      100% from May 30, 1995         Tools, products and services       Georgia
           Solutions, Inc.            (the date of incorporation)    for object, and work flow
           (formerly Clinical                                        management; patient
           Assessment Support                                        indexing; clinical assessment,
           System, Inc.)                                             measurement and analysis;
           (Marietta, Georgia)                                       and network design and
                                                                     management

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           HIE owns less than a 1% equity ownership interest in Criterion Health Strategies, Inc. ("CHS") of Nashville, Tennessee, a provider of healthcare enterprise management software tools and services. However, HIE holds a promissory note convertible into a 32% equity ownership interest in CHS; holds an option to acquire from Massey Burch Capital Corp. another promissory note convertible into an additional 32% equity ownership interest in CHS; and has entered into an agreement in principle for an option to acquire the remaining 36% equity ownership interest in CHS. HIE funded the operations of CHS through November 30, 1995; therefore, HIE recorded 100% of the losses of CHS through that date (see note 11).

           During 1995, Healthcare Communications, Inc. ("HCI") made certain convertible loans totaling $301 to Perceptive Systems, Inc. ("PSI"), a software distributor, thereby making HCI the beneficial owner of PSI. Accordingly, PSI is consolidated with HCI.

      (b)  Basis of Financial Statement Presentation

           The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

           All significant intercompany balances and transactions have been eliminated in consolidation.

       (c) Cash and Cash Equivalents

           Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less.

      (d)  Revenue

           Revenue is derived from the sale of clinical information software tools and products, and from providing related implementation, support, training, and consulting services. Revenue from software licensing and support fees is recognized in accordance with Statement of Position 91-1, Software Revenue Recognition. Software revenue is recognized upon shipment since (i) collectibility of the related accounts receivable is typically probable, (ii) there are generally no obligations remaining under the related software license agreement after shipment, and (iii) customer acceptance is generally not contractually required. All service revenue is recognized as the work is performed or, in the case of a fixed fee contract, on the percentage-of-completion basis, even though some services are prepaid.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (e)  Property and Equipment

           Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over an estimated useful life of five years. Amortization of leasehold improvements is recorded over the shorter of the lives of the related assets or the lease terms and is included in depreciation expense.

      (f)  Excess of Cost Over Net Assets of Businesses Acquired

           The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over 15 years. Amortization expense related to acquired businesses amounted to $682 and $708 for 1996 and 1995, respectively, and $50 for the period from June 15, 1994 to December 31, 1994. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds (see note 3).

      (g)  Purchased Software

           Purchased software includes the cost of purchased software tools and products developed by a third party for the Company to exclusively market and sell and the cost of software acquired in connection with business combinations. It also includes the cost of licenses to use, embed, and sell software tools and products developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over five years, whichever method results in a higher level of amortization. Amortization expense related to purchased software amounted to $620 and $150 for 1996 and 1995, respectively, and $-0- for the period from June 15, 1994 to December 31, 1994.

      (h)  Research and Development and Capitalized Software Development Costs

           Prior to the determination of technological feasibility for software products and tools, research and development costs are expensed as incurred. After determination of technological feasibility and before the release of the software tools and products for general availability, the development costs related to such tools and products are capitalized. These costs are being amortized ratably based on the projected revenue associated with these tools and products or the straight-line method over five years, whichever method results in a higher level of amortization. The Company capitalized $789 of software development costs during 1996. There were no capitalized software costs during any prior period. Amortization expense related to capitalized software development costs was $39 in 1996.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (i)  Income Taxes

           Prior to the Spin-off, the Company's and Integrated Healthcare Solutions, Inc.'s results of operations were included in the consolidated Federal income tax returns filed by Healthdyne. Under the tax sharing agreement between the Company and Healthdyne, income taxes were recorded by the Company as if it filed separate income tax returns.

           The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. Income tax benefits are not recognized unless ultimate realization of such benefits is reasonably certain.

      (j) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

           The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

      (k)  Stock Option Plans

           Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be determined on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS 123 (see note 8).

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (l)  Net Earnings (Loss) Per Share of Common Stock

           Primary earnings (loss) per common share and common share equivalent are based on the weighted average number of shares outstanding and common share equivalents derived from dilutive stock options. Fully diluted earnings per share are not significantly different from primary earnings per share.

(2)    Related Party Transactions

       Matria Healthcare, Inc. ("Matria"), which was formed in a merger involving Healthdyne in March 1996, provides certain legal, tax, data processing, personnel and accounting services to the Company. Amounts charged to the Company related to such services, which have been reflected as general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 1996 and 1995 and for the period from June 15, 1994 to December 31, 1994 were $51, $325, and $164, respectively. Charges for services provided by Matria to the Company are generally determined based on estimates of actual time in providing such services to the Company using actual costs without markup. To the extent that charges for such services and for costs incurred by Matria on the Company's behalf are allocations of common expenses, such allocations are based on one or more criteria such as asset or revenue size, relative transaction volume, employee headcounts, facility size, and other relevant criteria. The Company believes that such allocation methods result in reasonable approximations of the common expenses related to the Company.

       Prior to March 8, 1996, Matria also paid group health and property and casualty insurance on the Company's behalf. Amounts allocated to the Company for these premiums and included in cost of revenue and operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 1996 and 1995 and for the period from June 15, 1994 to December 31, 1994 were $10, $57, and $9, respectively.

(3)    Acquisitions

       On October 27, 1994, the Company acquired a 44% interest in HCI of Dallas, Texas for approximately $6,750 in cash. HCI is a provider of integration engine software. The investment was accounted for using the equity method of accounting and $154, representing HIE's share of HCI's net earnings, is included in equity in earnings of affiliate in the accompanying consolidated statement of operations for the period from June 15, 1994 to December 31, 1994.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       On May 9, 1995, the Company purchased an additional 13% interest in HCI for approximately $3,061 in cash bringing the Company's total ownership interest to 57%. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included retroactively from January 1, 1995. The acquisition resulted in cost over net assets acquired of approximately $8,834. Effective December 31, 1995, HIE increased its ownership interest in HCI from 57% to 100% for approximately $6,162 in deferred payments financed by two promissory notes. The first promissory note for approximately $1,100 bore interest at 8% per annum, was secured by HCI's accounts receivable and was paid in full by the Company in April 1996. The second promissory note is an approximately $5,062 convertible debenture, bearing interest at 6.4% per annum, secured by a portion of HCI common stock, and is due January 2, 1998. Principal and accrued interest totaling $1,007 under this debenture were prepaid at a discount on November 15, 1996. The remaining principal and accrued interest under this debenture is convertible at the holders' option into shares of HIE common stock at $3.50 per share on January 2, 1998 (see note 6). The acquisition was accounted for using the purchase method of accounting. The acquisition resulted in purchased in-process research and development of approximately $3,605, which was expensed in 1995, purchased software of approximately $807, and additional cost over net assets acquired of approximately $1,169.

       On July 22, 1994, the Company acquired a 61% interest in DataView for approximately $1,250 in cash. DataView produces a system that captures and transmits radiology and other clinical images. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of acquisition. The pro forma effect on earnings for the period prior to the acquisition is not significant. The acquisition resulted in cost over net assets acquired (goodwill) of approximately $1,799, which was reduced at the end of 1995 by $1,430 to reflect the impairment of such goodwill resulting from a change in HIE's strategic direction with respect to DataView. Further, in connection with the acquisition, the Company purchased an option for $300 to acquire the remaining 39% interest in DataView. In conjunction with the goodwill impairment charge referred to above, HIE also fully reserved the cost of this option at the end of 1995. On June 12, 1996, HIE and DataView entered into an agreement (the "Agreement") providing for a restructuring of the relationship between the parties effective as of April 1, 1996. The Agreement provides, among other things, for (i) a modification of the existing funding agreement between the parties to limit the Company's lending commitment to DataView to a maximum of $2,042 (the balance due under such funding agreement as of March 31, 1996); (ii) the repayment by DataView of certain advances totaling at least $93 made by HIE subsequent to December 31, 1995; (iii) a reduction in HIE's equity interest in DataView from the current 61.5% to 19.5% through a stock repurchase by DataView financed by HIE under a $1,061 fully reserved promissory note; (iv) certain rights for HIE to use DataView's clinical image management technology in HIE's service business as well as nonexclusive product distribution rights; and (v) a reduction in HIE's representation on the DataView Board of Directors and a termination of HIE's executive management responsibilities with respect to DataView. Subsequent to March 31, 1996, DataView's financial position, results of operations, and cash flows are no longer consolidated with HIE due to the immateriality of DataView's current financial position and results of operations.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)    Property and Equipment

       Property and equipment are summarized as follows:

                                                                                December 31,
                                                                                ------------
                                                                              1996         1995
                                                                              ----         ----
         Machinery and equipment                                          $   1,198      $   1,088
         Furniture and fixtures                                                 214            219
         Equipment under capital leases                                         227            160
         Leasehold improvements                                                  38             23
                                                                          ---------      ---------
                                                                              1,677          1,490
         Less accumulated depreciation and amortization                         456            354
                                                                          ---------      ---------

                    Net property and equipment                            $   1,221      $   1,136
                                                                          =========      =========


(5)    Accrued Liabilities

       Accrued liabilities are summarized as follows:

                                                                                December 31,
                                                                                ------------
                                                                              1996         1995
                                                                              ----         ----
         Benefits and compensation                                        $     807      $     355
         Other                                                                  174            405
                                                                          ---------      ---------

                                                                          $     981      $     760
                                                                          =========      =========

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)    Long-Term Debt

       Long-term debt consists of the following:

                                                                                           December 31,
                                                                                           ------------
                                                                                        1996         1995
                                                                                        ----         ----
         Convertible debenture, interest at 6.4% payable at maturity; secured by a portion of HCI stock; convertible at the holders' option into the Company's common stock at $3.50 per share at maturity on
             January 2, 1998 (see note 3)                                            $  4,051      $  5,062
         Note payable, interest at 8.0%; secured by HCI's accounts
             receivable; paid in full during April 1996                                   --          1,100
         Amount due under financing agreement, as amended,
             imputed interest of 25.9% through December 31, 1995
             and 12.2% thereafter; paid in full during  November 1996                     --          1,037
         Amount payable to bank under revolving credit agreement
             (see description following)                                                  --            375
         Note payable to former shareholder of HCI, principal
             payable quarterly in amounts ranging from a minimum $25 to a maximum of 20% of HCI's gross revenue from its Europe/Middle East
             sales territory, until paid in full                                          200           300
         Obligations under capital leases - equipment leases; interest ranging from 11.3% to 16.3% with various monthly
             payments and maturing at various dates through
             May 1, 2001                                                                  177           160
                                                                                     --------      --------
                              Total long-term debt                                      4,428         8,034

         Less current installments                                                        163         2,652
                                                                                     --------      --------

                              Long-term debt, excluding current installments         $  4,265      $  5,382
                                                                                     ========      ========

       In May 1995, HCI entered into an unsecured revolving credit agreement with a bank totaling $1,000, which expired in May 1996, but was renewed on similar terms and conditions through August 1997. Amounts outstanding under this agreement bear interest at the bank's prime rate plus 1% (9.25% at December 31, 1996) and are payable on demand.

       Approximate aggregate minimum annual payments due on long-term debt and capital leases for the five years subsequent to December 31, 1996 are as follows: 1997, $163; 1998, $4,222; 1999, $18; 2000, $16; and 2001, $9.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)    Income Taxes

       The components of income tax (expense) benefit are as follows:

                                                          For the period from
                                      Years ended         June 15, 1994 (date
                                     December 31,         of incorporation) to
                                    1996       1995       December 31, 1994
                                    ----       ----       -------------------

Current:
 Federal                               $  --   $ 163           $  --
 State                                    --      --              --
 Foreign                                  --     (23)             --
                                       -----   -----           -----

    Total income tax benefit           $  --   $ 140           $  --
                                       =====   =====           =====

       A reconciliation of the expected income tax (expense) benefit (based on the U.S. Federal statutory rate) to the actual income tax (expense) benefit is as follows:

                                                                                  For the period from
                                                              Years ended         June 15, 1994 (date
                                                             December 31,         of incorporation) to
                                                             1996     1995        December 31, 1994
                                                             ----     ----        -----------------
Computed expected income tax
    (expense) benefit                                      $(414)   $ 3,543             $ 443
Goodwill amortization and other
    nondeductible expenses                                  (213)    (2,003)              (18)
Losses utilized by Healthdyne                                --        (700)             (248)
Losses in excess of allowable carrybacks                     (53)      (372)             (182)
Utilization of prior year financial statement
    losses                                                   680         --                --
Losses of affiliate                                           --       (400)               --
Other                                                         --         72                 5
                                                           -----    -------             -----

                                                           $  --    $   140             $  --
                                                           =====    =======             =====

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows:

                                                                              December 31,
                                                                              ------------
                                                                           1996         1995
                                                                           ----         ----
Deferred tax assets:
    Allowance for doubtful accounts                                     $     58      $     30
    Accruals and reserves not deducted for tax purposes                        9            78
    Net operating loss carryforwards                                       1,869           935
    Tax credit carryforwards                                                 157           107
                                                                        --------      --------
         Total gross deferred tax asset                                    2,093         1,150

Less valuation allowance                                                   2,093         1,150
                                                                        --------      --------

         Net deferred tax asset                                         $   --        $   --
                                                                        ========      ========

       At December 31, 1996, the Company had the following estimated credits and net operating loss carryforwards available for Federal income tax reporting purposes to be applied against future taxable income and tax liabilities:

                                                               Net
                                Foreign        R&D          operating
      Year of expiration       tax credit     credit          loss
      ------------------       ----------     ------          ----
           1999                $       4     $    --      $    --
           2000                       23          --           --
           2009                     --              38          694
           2010                     --              42          719
           2011                     --              50        3,927
                               ---------     ---------    ---------

                               $      27     $     130    $   5,340
                               =========     =========    =========

       The net operating loss carryforward of $5,340 includes deductions of approximately $3,447 related to the exercise of stock options which will be credited to additional paid-in capital when recognized. The alternative minimum tax net operating loss carryforward approximates the regular net operating loss carryforward.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)    Shareholders' Equity

       Capitalization

       The Company was incorporated on June 15, 1994 and its articles of incorporation authorized 20,000 shares of common stock and 10,000 shares of preferred stock. The Company was initially capitalized on June 24, 1994, with the issuance of 8,000 shares of common stock to Healthdyne. On December 12, 1994, the Company declared a 1.9375-for-one stock split effected in the form of a stock dividend. Shareholders' equity and all share and per share information in the accompanying consolidated financial statements and related notes have been restated to reflect this split. On August 10, 1995, the Company's Board of Directors approved an amendment to the Company's articles of incorporation which increased the number of authorized shares of common stock from 20,000 to 50,000 and increased the number of authorized shares of preferred stock from 10,000 to 20,000. On November 6, 1995, Healthdyne distributed all of the 16,115 then-outstanding shares of the Company's common stock to the Healthdyne shareholders.

       Public Offering

       On November 4, 1996, the Company sold 2,750 shares of its common stock and received approximately $10,325, net of offering expenses of $634.

       Stock Option Plans

       The Company maintains five stock option plans for the benefit of key employees, nonemployee directors, and certain directors and employees of Healthdyne (with such Healthdyne-related plan being established pursuant to the Spin-off). A total of 5,268 shares of the Company's common stock have been authorized for issuance under these plans. Most of the stock options granted under these plans are exercisable in equal amounts over three years and expire in six years. Other terms of options granted under the plans are determined by the Stock Option Committee of the Company's Board of Directors, subject to the terms of the respective plans.

       The per share weighted-average fair value of stock options granted during 1996 and 1995 was $1.97 and $0.61, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                              1996               1995
                                              ----               ----
    Expected volatility                            41%              46%
    Expected dividend yield                      none             none
    Risk-free interest rate                      6.25%             6.0%
    Expected life of stock options            5 years          5 years

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) and related per share amounts would have been reduced (increased) to the pro forma amounts indicated below:

                                               1996         1995
                                               ----         ----
Net earnings (loss):
   As reported                              $  1,183      $ (9,983)
   Pro forma                                     385       (10,265)
Net earnings (loss) per share:
   As reported                              $    .06      $   (.64)
   Pro forma                                     .02          (.66)

       Pro forma net earnings (loss) reflects only options granted in 1996 and 1995. Therefore, the full effect of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings (loss) and related per share amounts presented above because compensation cost is reflected over the vesting period of the options and compensation cost for options granted prior to January 1, 1995 is not considered.

       There was no stock option activity for the period from June 15, 1994 to December 31, 1994. A summary of stock option transactions under these plans during 1995 and 1996 is shown below:

                                                                             Option price per share
                                                                             ----------------------
                                                               Number                      Weighted
                                                              of shares       Range         average
                                                              ---------       -----         -------
   Options outstanding at December 31, 1994                        -            -             -
       Granted (at fair market value on the dates
         of original grant)                                     3,242     $0.23 - $1.50      $0.90
       Exercised                                                 (388)    $0.23 - $0.88      $0.35
       Canceled or expired                                         --
                                                               ------

   Options outstanding at December 31, 1995                     2,854     $0.23 - $1.50      $0.98
       Granted (at fair market value on the dates
         of original grant)                                     1,048     $2.37 - $5.88      $4.34
       Exercised                                                 (905)    $0.23 - $1.50      $0.50
       Canceled or expired                                       (169)    $0.23 - $4.81      $3.77
                                                               ------

   Options outstanding at December 31, 1996                     2,828     $0.23 - $5.88      $2.21
                                                                =====

   Options exercisable at December 31, 1995                     1,820     $0.23 - $1.50      $0.68
                                                                =====

   Options exercisable at December 31, 1996                     1,300     $0.23 - $1.50      $1.06
                                                                =====

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                                   Options outstanding                  Options exercisable
                                            -------------------------------------       -------------------
                                                           Weighted
                                                            average      Weighted                     Weighted
                                              Number       remaining      average        Number        average
                                            outstanding   contractual    exercise      exercisable    exercise
     Classification                         at 12/31/96      life          price       at 12/31/96      price
     --------------                         -----------      ----          -----       -----------      -----
       Healthdyne-related                       529           44           $0.41           529          $0.41
       Directors                                154           45           $1.90            35          $1.50
       Others                                 2,145           58           $2.68           736          $1.50
                                              -----                                     ------

                                              2,828           54           $2.21         1,300          $1.06
                                              =====                                      =====

       Non-Employee Directors Stock Plan

       On October 20, 1995, the Company established a stock plan for non-employee directors whereby such directors may elect to receive all or a portion of their annual retainer fee in unrestricted shares of the Company's common stock. As of December 31, 1996, none of the 250 shares reserved for this plan have been issued.

       Stock Purchase Plan

       On July 1, 1996, the Company commenced an employee stock purchase plan for all eligible employees of HIE and designated subsidiaries. Participants may use up to 10% of their compensation to purchase the Company's common stock through payroll deductions for 85% of the lower of the beginning or ending stock price on a quarterly basis. Of the 200 shares of the Company's common stock reserved for issuance under this plan, 14 were issued during 1996. Compensation cost related to this plan determined under SFAS 123 had an insignificant effect on the pro forma net earnings and pro forma net earnings per share for 1996 disclosed above.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Shareholder Rights Plan

       On October 20, 1995, the Company's Board of Directors declared a dividend distribution of one purchase right for each share of the Company's common stock outstanding as of October 30, 1995. If a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or announces a tender offer or exchange that would result in the acquisition of a beneficial ownership right of 20% or more of the Company's outstanding common stock, the rights detach from the common stock and are distributed to shareholders as separate securities. Each right entitles its holder to purchase one one-hundredth of a share (a unit) of Series A Cumulative Preferred Stock, at a purchase price of $50 per unit. The rights, which do not have voting power, expire on October 23, 2005 unless previously distributed and may be redeemed by the Company in whole at a price of $.01 per right at any time before and within 10 days after their distribution. If the Company is acquired in a merger or other business combination transaction, or 50% of its assets or earnings power are sold at any time after the rights become exercisable, the rights entitle a holder to buy a number of common shares of the acquiring company having a market value of twice the exercise price of the right. If a person acquires 20% of the Company's common stock or if a 15% or larger holder merges with the Company and the common stock is not changed or exchanged in such merger, or engages in self-dealing transactions with the Company, each right not owned by such holder becomes exercisable for the number of common shares of the Company having a market value of twice the exercise price of the right.

(9)    Employee Benefit Plans

       The Company and HCI each maintain a 401(k) defined contribution plan for the benefit of their employees. Prior to June 1, 1996, the Company's obligation for contributions under its 401(k) plan is limited to the lesser of (i) one-half of each participant's contribution but not more than 2.5% of the participant's base salary or (ii) 20% of the Company's pretax earnings before consideration of this contribution. Subsequent to June 1, 1996, Company contributions are discretionary. The HCI plan provides for HCI contributions equal to one-half of each participant's contributions up to 3% of the participant's base salary. Contributions to the plans included in the consolidated statements of operations for the years ended December 31, 1996 and 1995 and for the period from June 15, 1994 to December 31, 1994 were approximately $79, $81, and $-0-, respectively.

(10)   Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

          (a)   Cash and Cash Equivalents

                The carrying amount approximates fair value because of the short maturity of these instruments.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           (b)  Long-Term Debt

                The Company estimates that the carrying amount of the Company's long-term debt approximates the fair value based on the current rates offered to the Company for debt of the same remaining maturities.

(11)   Commitments

       The Company is committed under noncancelable operating lease and capital lease agreements for facilities and equipment. The future minimum annual lease payments under these leases are summarized as follows:

                                                     Operating       Capital
      Year ending December 31,                        leases         leases
      ------------------------                        ------         ------

              1997                                   $    465      $     82
              1998                                        396            81
              1999                                        288            21
              2000                                        191            18
              Thereafter                                    9            10
                                                     --------      --------

                                                     $  1,349           212
                                                     ========

              Less interest                                              35
                                                                   --------
        Present value of future minimum
            capital lease payments                                 $    177
                                                                   ========


       Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) for the years ended December 31, 1996 and 1995 and for the period from June 15, 1994 to December 31, 1994 was $600, $362, and $37, respectively.

       HIE had committed to make loans up to $4,000 to CHS with such loans being convertible into a 64% ownership interest in CHS between October 21, 1996 and December 31, 2005. On December 4, 1995, Massey Burch Capital Corp. ("Massey Burch") agreed to invest in CHS by acquiring one-half of HIE's rights and obligations under HIE's commitment. Under this agreement, Massey Burch committed to make loans to CHS until the later of December 31, 1996 or such time as Massey Burch had loaned $1,300 to CHS. At that point, HIE and Massey Burch will make loans to CHS until HIE and Massey Burch have each loaned a total of $2,000 to CHS, each loan convertible into a 32% ownership interest in CHS between October 21, 1996 and June 30, 2004. As of December 31, 1996 and 1995, loans by HIE to CHS totaled $1,300. The loans bear interest at 8%, payable annually, and are secured by CHS' accounts receivable, contract rights, equipment, inventory and intellectual property rights, and a pledge by the CHS shareholders of their shares of CHS common stock. The losses of CHS are netted against the notes receivable from CHS in the accompanying consolidated balance sheets and are shown as losses of affiliate in the accompanying consolidated statements of operations.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       On December 18, 1996, the Company and Massey Burch entered into an agreement whereby the Company acquired an option to acquire Massey Burch's investment in CHS. Prior to this agreement, the Company and Massey Burch each held less than 1% of the common stock of CHS and an 8% convertible debenture which is convertible into 32% of the CHS common stock on a fully diluted basis. The option is exercisable at any time during the period from December 31, 1996 through June 30, 1997, with the option exercise price to be payable through the issuance of the greater of 417 shares of the Company's common stock or the equivalent number of shares having a fair market value of $2,000 at the time the option is exercised. As consideration for the grant of this option, the Company issued to Massey Burch a warrant to purchase 50 shares of the Company's common stock at fair market value as of the date of grant. The agreement granted registration rights to Massey Burch with respect to both the shares of common stock underlying the warrant and the shares issuable upon the Company's exercise of the option. Massey Burch continued to be subject to its commitment to fund CHS up to a maximum of $2,000. Massey Burch has loaned $2,000 to CHS as of December 31, 1996.

       On November 13, 1996, HIE and the two CHS executive officers entered into an agreement in principle which contemplates the granting of an option, at no cost to HIE: (a) to acquire the 26% equity ownership interest in CHS held by the two CHS executive officers for 240,000 shares of HIE's common stock and (b) to convert the 10% equity ownership interest reserved for CHS stock options to a HIE tandem stock option program. This proposed option, if exercised, must be exercised simultaneously with HIE's option to acquire from Massey Burch Capital Corp. ("Massey Burch") a promissory note convertible into 32% equity ownership interest in CHS. The Massey Burch option is exercisable between December 31, 1996 and June 30, 1997. The agreement in principle further contemplates that the two CHS executive officers will periodically vest through June 30, 1999 in an increasing ownership interest percentage of the HIE shares issuable to them upon the Company's exercise of the proposed option. Finally, the agreement in principle contemplates that the two CHS executive officers will be granted certain registration rights with respect to those HIE shares. The transaction contemplated by the agreement in principle is subject to negotiation and execution of a definitive agreement and other customary conditions. There can be no assurance that a definitive agreement will be entered into or, even if entered into, that the transaction will be consummated as described above or that the Company would exercise an option to acquire Massey Burch's interest in CHS.

       During July 1994, HIE committed to make loans to DataView up to a maximum of $2,450. As described in note 3, on June 12, 1996, HIE and DataView entered into an agreement which limited the Company's lending commitment to DataView to a maximum of $2,042 (the balance due under such funding agreement as of March 31, 1996).

(12)   Major Customers

       One customer accounted for approximately 25% of the Company's revenue in 1996. No single customer accounted for more than 10% of the Company's revenue for the year ended December 31, 1995 or for the period from June 15, 1994 to December 31, 1994. In addition, one distributor provided customers to the Company that accounted for approximately 18% of the Company's revenue in 1995. No single distributor provided customers to the Company that accounted for more than 10% of the Company's revenue for the year ended December 31, 1996 or for the period from June 15, 1994 to December 31, 1994.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") captioned "Certain Nominees for Board of Directors" under "Proposal 1. Election of Directors" identifies members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference.

         See also "Executive Officers of the Company" appearing in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION

         The information in the section of the 1997 Proxy Statement captioned "Executive Compensation and Other Information" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          The information in the sections of the 1997 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management" under "Proposal
1. Election of Directors" is incorporated in this Item 12 by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in the section captioned "Committee Interlocks and Insider Participation" under "Proposal 1. Election of Directors" of the 1997 Proxy Statement is incorporated in this Item 13 by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
         ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as Pages F-1 through F-22 of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1996 and 1995

         Consolidated Statements of Operations - Years Ended December 31, 1996 and 1995 and for the period from June 15, 1994 to December 31, 1994

         Consolidated Statements of Shareholders' Equity Years Ended December 31, 1996 and 1995 and for the period from June 15, 1994 to December 31, 1994

         Consolidated Statements of Cash Flows - Years Ended December 31, 1996 and 1995 and for the period from June 15, 1994 to December 31, 1994

         Notes to Consolidated Financial Statements

         (a)(2) The following supporting financial statement schedule and report of independent auditors thereon are included as part of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Schedule II - Valuation and Qualifying Accounts

         All other Schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

     (a)(3)   Exhibits:

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

2.1      Distribution Agreement between Healthdyne and HIE (filed as Exhibit
         2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-96478) (the "Form S-1"), and incorporated herein by reference).

2.2 Stock Purchase Agreement, dated as of October 27, 1994, between Healthdyne, HCI and Shareholders (as defined therein) (filed as
         Exhibit 2.2 to the Form S-1, and incorporated herein by reference).

2.3 Shareholders Agreement, dated as of October 27, 1994, between Healthdyne, HCI and Shareholders (as 2.3 defined therein) (filed as Exhibit to the Form S-1, and incorporated herein by reference).

2.4 Purchase Agreement, dated as of April 28, 1995, between Jerry D. Scott and Healthdyne (filed as Exhibit 2.4 to the Form S-1, and incorporated herein by reference).

2.5 Shareholders Agreement, dated as of July 22, 1994, between Healthdyne, DataView and Shareholders (as 2.5 defined therein) (filed as Exhibit
         2.5 to the Form S-1, and incorporated herein by reference).

2.6 Option Agreement, dated as of July 22, 1994, between Healthdyne, DataView and Shareholders (as defined therein) (filed as Exhibit 2.6 to the Form S-1, and incorporated herein by reference).

2.7 Shareholders Agreement, dated as of October 21, 1994, between Healthdyne, Alpha Development Corporation (now CHS) and Shareholders (as defined therein) (filed as Exhibit 2.7 to the Form S-1, and incorporated herein by reference).

2.8(a) Incorporation Agreement, dated October 21, 1994, between Healthdyne, Alpha Development Corporation (now CHS) and Incorporators (as defined therein) (filed as Exhibit 2.8 to the Form S-1, and incorporated herein by reference).

2.8(b) Investment Agreement and First Amendment to Incorporation Agreement, dated as of December 4, 1995, by and among CHS, Healthdyne, HIE, The Southern Venture Fund II, L.P. ("SVFII"), Brenton L. Teveit ("Teveit") and J. Edward Pearson, Jr. ("Pearson") (filed as Exhibit 10.13 to the Company's Current Report on Form 8-K dated December 4, 1995 (the "December 1995 Form 8-K"), and incorporated herein by reference).

2.9 First Amendment to Loan Agreement, dated as of December 4, 1995, by and among Healthdyne, HIE, SVFII and CHS (filed as Exhibit 10.14 to the December 1995 Form 8-K, and incorporated herein by reference).

2.10 First Amendment to Security Agreement, dated as of December 4, 1995, by and among Healthdyne, HIE, SVFII and CHS (filed as Exhibit 10.15 to the December 1995 Form 8-K, and incorporated herein by reference).

2.11 First Amendment to Pledge Agreement, dated as of December 4, 1995, by and among Healthdyne, HIE, SVFII, Teveit and Pearson (filed as Exhibit
         10.16 to the December 1995 Form 8-K, and incorporated herein by reference).

2.12 Waiver and Second Amendment to Shareholders' Agreement dated as of December 4, 1995, by and among CHS, Healthdyne, HIE, SVFII, Teveit and Pearson (filed as Exhibit 10.17 to the December 1995 Form 8-K, and incorporated herein by reference).

2.13 Intercreditor Agreement, dated as of December 4, 1995, by and between HIE and SVFII (filed as Exhibit 10.18 to the December 1995 Form 8-K, and incorporated herein by reference).

2.14 Settlement Agreement dated December 31, 1995, by and among Healthdyne, HIE, HCI, Jerry Scott, Walter Carozza, George Schwend, Keith Voigts, Larry Streepy, Steve Fraser, JMS Charitable Trust, JMS Inheritance Trust, ESS Charitable Trust, ESS Inheritance Trust, MLS Charitable Trust, MLS Inheritance Trust and CBS Charitable Trust (filed as
         Exhibit 2(a) to the Company's Current Report on Form 8-K dated February 12, 1996, and incorporated herein by reference).

3.1(a) Articles of Incorporation of HIE (the "Articles of Incorporation") (filed as Exhibit 4(b) to the Company's Registration Statement on Form S-8 with respect to Stock Option Plan I (the "Form S-8"), and incorporated herein by reference).

3.1(b) Articles of Amendment dated August 30, 1995 to the Articles of Incorporation (filed as Exhibit 4(c) to the Form S-8, and incorporated herein by reference).

3.1(c) Articles of Amendment dated October 31, 1995 to the Articles of Incorporation (filed as Exhibit 4(d) to the Form S-8, and incorporated herein by reference).

3.2 By-Laws of HIE, as amended (filed as Exhibit 3.2 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

4 Rights Agreement dated October 23, 1995 between HIE and SunTrust Bank (filed as Exhibit 4 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.1     Corporate Services Agreement between Healthdyne and HIE (filed as
         Exhibit 10.1 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.2     Tax Indemnity Agreement between Healthdyne and HIE (filed as Exhibit
         10.2 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.3     Tax Disaffiliation Agreement between Healthdyne and HIE (filed as
         Exhibit 10.3 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.4 License Agreement between Healthdyne and HIE (filed as Exhibit 10.4 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.5 HIE Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.6 HIE Stock Option Plan I (filed as Exhibit 10.6 to the Form S-1, and incorporated herein by reference).

10.7 HIE Restated Stock Option Plan Two (filed as Exhibit 10.7 to the Form S-1, and incorporated herein by reference).

10.8 Non-employee Director Stock Option Plan (filed as Exhibit 10.8 to the Form S-1, and incorporated herein by reference).

10.9 Non-employee Directors Stock Plan (filed as Exhibit 10.9 to the Form S-1, and incorporated herein by reference).

10.10 Loan Agreement, dated as of October 21, 1994, between Healthdyne and Alpha Development Corporation 10.10 (now CHS) (filed as Exhibit to the Form S-1, and incorporated herein by reference).

10.11 Funding Agreement, dated as of July 22, 1994, between Healthdyne, DataView and Shareholders (as 10.11 defined therein) (filed as Exhibit
         10.11 to the Form S-1, and incorporated herein by reference).

10.12 Software Licensing and Distributor Agreement, dated as of October 27, 1994, between HCI and Healthdyne (filed as Exhibit 10.12 to the Form S-1, and incorporated herein by reference).

10.13 Software Licensing and Distributorship Agreement, dated as of December 4, 1995, by and among HIE and 10.13 CHS (filed as Exhibit 10.19 to the December 1995 Form 8-K, and incorporated herein by reference).

10.13 Agreement dated as of April 1, 1996 among HIE, DataView, Kurt Farhy, John Ernissee and Richard Bigelow (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q"), and incorporated herein by reference).

10.14 HIE 1996 EBU Tandem Stock Option Plan (filed as Exhibit 10 to the June 1996 Form 10-Q, and incorporated herein by reference).

10.15 HIE Employee Stock Purchase Plan (filed as Exhibit A to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, and incorporated herein by reference).

10.16    Option Agreement dated December 18, 1996 between HIE and SVFII.

10.17    Stock Purchase Warrant dated December 18, 1996 by HIE to SVFII.

11       Statement of Computation of per Share Earnings (Loss).

21       Subsidiaries of the Company.

23       Consent of KPMG Peat Marwick LLP.

27       Financial Data Schedules (for SEC purposes only).

   (b)   Reports on Form 8-K:

         During the quarter ended December 31, 1996, the Company filed the following report on Form 8-K:

         (i) a Form 8-K dated November 18, 1996, reporting under Item 5 that on November 13, 1996, the Company entered into an agreement in principle for an option to acquire an additional 36% equity ownership interest in Criterion Health Strategies, Inc. ("CHS"), a Nashville-based affiliate that provides healthcare enterprise management software tools and services. As of the date of this agreement in principle, the Company held a promissory note convertible into a 32% equity ownership interest in CHS, and had previously entered into an agreement in principle to acquire an option for the remaining 32% equity ownership interest held by another shareholder.

                                        SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HEALTHDYNE INFORMATION ENTERPRISES, INC.

                            By:      /s/ H. Darrell Young
                                     --------------------------------------
                                     H. Darrell Young
                                     President and Chief Executive Officer
                                            (Principal Executive Officer)

March 24, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                        TITLE                                     DATE
---------                                        -----                                     ----
/s/ Parker H. Petit                              Chairman of the Board of                  March 24, 1997
--------------------------------------------     Directors
Parker H. Petit

/s/ H. Darrell Young                             Director, President and Chief
--------------------------------------------     Executive Officer (Principal
H. Darrell Young                                 Executive Officer)                        March 24, 1997


/s/ Joseph G. Bleser                             Vice President-Finance, Chief             March 24, 1997
--------------------------------------------     Financial Officer, Treasurer and
Joseph G. Bleser                                 Secretary(Principal Financial
                                                 Officer; Principal Accounting
                                                 Officer)

/s/ J. Terry Dewberry                            Director                                  March 24, 1997
--------------------------------------------
J. Terry Dewberry

/s/ William J. Gresham, Jr.                      Director                                  March 24, 1997
--------------------------------------------
William J. Gresham, Jr.

/s/ Charles R. Hatcher, Jr.                      Director                                  March 24, 1997
--------------------------------------------
Charles R. Hatcher, Jr.

/s/ John W. Lawless                              Director                                  March 24, 1997
--------------------------------------------
John W. Lawless

/s/ Carl E. Sanders                              Director                                  March 24, 1997
--------------------------------------------
Carl E. Sanders

/s/ Donald W. Weber                                                                        March 24, 1997
--------------------------------------------
Donald W. Weber                                  Director

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Healthdyne Information Enterprises, Inc.

Under date of January 28, 1997, we reported on the consolidated balance sheets of Healthdyne Information Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995 and for the period from June 15, 1994 (date of incorporation) to December 31, 1994, as contained in the annual report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, based our audits and the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                     KPMG PEAT MARWICK LLP



Atlanta, Georgia
January 28, 1997

                                                                    SCHEDULE II



           HEALTHDYNE INFORMATION ENTERPRISES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE PERIOD FROM JUNE 15, 1994 (DATE OF
                INCORPORATION) TO DECEMBER 31, 1994 AND FOR THE
                     YEARS ENDED DECEMBER 31, 1995 AND 1996
                                 (IN THOUSANDS)


                                                      CHARGED
                                      BALANCE AT      TO COSTS                                          BALANCE AT
                                      BEGINNING         AND         OTHER                                  END
       DESCRIPTION                     OF PERIOD      EXPENSES     ADDITIONS       DEDUCTIONS           OF PERIOD
       -----------                     ---------      --------     ---------       ----------           ---------
Allowance for Doubtful Accounts:
    Period from June 15, 1994
       to December 31, 1994            $  --          $  --          $   9*           $   --               $    9
    Year ended December 31, 1995       $   9          $  43          $  64*           $  (31)**            $   85
    Year ended December 31, 1996       $  85          $  92          $  --            $  (12)***           $  165

* Represents beginning balances in allowance for doubtful accounts of acquired companies.
**       Uncollected receivables written off.
*** Represents the balance in allowance for doubtful accounts of a company no longer consolidated with the Company's financial statements.

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

2.1      Distribution Agreement between Healthdyne and HIE (filed as Exhibit
         2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-96478) (the "Form S-1"), and incorporated herein by reference).

2.2 Stock Purchase Agreement, dated as of October 27, 1994, between Healthdyne, HCI and Shareholders (as defined therein) (filed as
         Exhibit 2.2 to the Form S-1, and incorporated herein by reference).

2.3 Shareholders Agreement, dated as of October 27, 1994, between Healthdyne, HCI and Shareholders (as 2.3 defined therein) (filed as Exhibit to the Form S-1, and incorporated herein by reference).

2.4 Purchase Agreement, dated as of April 28, 1995, between Jerry D. Scott and Healthdyne (filed as Exhibit 2.4 to the Form S-1, and incorporated herein by reference).

2.5 Shareholders Agreement, dated as of July 22, 1994, between Healthdyne, DataView and Shareholders (as 2.5 defined therein) (filed as Exhibit
         2.5 to the Form S-1, and incorporated herein by reference).

2.6 Option Agreement, dated as of July 22, 1994, between Healthdyne, DataView and Shareholders (as defined therein) (filed as Exhibit 2.6 to the Form S-1, and incorporated herein by reference).

2.7 Shareholders Agreement, dated as of October 21, 1994, between Healthdyne, Alpha Development Corporation (now CHS) and Shareholders (as defined therein) (filed as Exhibit 2.7 to the Form S-1, and incorporated herein by reference).

2.8(a) Incorporation Agreement, dated October 21, 1994, between Healthdyne, Alpha Development Corporation (now CHS) and Incorporators (as defined therein) (filed as Exhibit 2.8 to the Form S-1, and incorporated herein by reference).

2.8(b) Investment Agreement and First Amendment to Incorporation Agreement, dated as of December 4, 1995, by and among CHS, Healthdyne, HIE, The Southern Venture Fund II, L.P. ("SVFII"), Brenton L. Teveit ("Teveit") and J. Edward Pearson, Jr. ("Pearson") (filed as Exhibit 10.13 to the Company's Current Report on Form 8-K dated December 4, 1995 (the "December 1995 Form 8-K"), and incorporated herein by reference).

2.9 First Amendment to Loan Agreement, dated as of December 4, 1995, by and among Healthdyne, HIE, SVFII and CHS (filed as Exhibit 10.14 to the December 1995 Form 8-K, and incorporated herein by reference).

2.10 First Amendment to Security Agreement, dated as of December 4, 1995, by and among Healthdyne, HIE, SVFII and CHS (filed as Exhibit 10.15 to the December 1995 Form 8-K, and incorporated herein by reference).

2.11 First Amendment to Pledge Agreement, dated as of December 4, 1995, by and among Healthdyne, HIE, SVFII, Teveit and Pearson (filed as Exhibit
         10.16 to the December 1995 Form 8-K, and incorporated herein by reference).

2.12 Waiver and Second Amendment to Shareholders' Agreement dated as of December 4, 1995, by and among CHS, Healthdyne, HIE, SVFII, Teveit and Pearson (filed as Exhibit 10.17 to the December 1995 Form 8-K, and incorporated herein by reference).

2.13 Intercreditor Agreement, dated as of December 4, 1995, by and between HIE and SVFII (filed as Exhibit 10.18 to the December 1995 Form 8-K, and incorporated herein by reference).

2.14 Settlement Agreement dated December 31, 1995, by and among Healthdyne, HIE, HCI, Jerry Scott, Walter Carozza, George Schwend, Keith Voigts, Larry Streepy, Steve Fraser, JMS Charitable Trust, JMS Inheritance Trust, ESS Charitable Trust, ESS Inheritance Trust, MLS Charitable Trust, MLS Inheritance Trust and CBS Charitable Trust (filed as
         Exhibit 2(a) to the Company's Current Report on Form 8-K dated February 12, 1996, and incorporated herein by reference).

3.1(a) Articles of Incorporation of HIE (the "Articles of Incorporation") (filed as Exhibit 4(b) to the Company's Registration Statement on Form S-8 with respect to Stock Option Plan I (the "Form S-8"), and incorporated herein by reference).

3.1(b) Articles of Amendment dated August 30, 1995 to the Articles of Incorporation (filed as Exhibit 4(c) to the Form S-8, and incorporated herein by reference).

3.1(c) Articles of Amendment dated October 31, 1995 to the Articles of Incorporation (filed as Exhibit 4(d) to the Form S-8, and incorporated herein by reference).

3.2 By-Laws of HIE, as amended (filed as Exhibit 3.2 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

4 Rights Agreement dated October 23, 1995 between HIE and SunTrust Bank (filed as Exhibit 4 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.1     Corporate Services Agreement between Healthdyne and HIE (filed as
         Exhibit 10.1 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.2     Tax Indemnity Agreement between Healthdyne and HIE (filed as Exhibit
         10.2 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.3     Tax Disaffiliation Agreement between Healthdyne and HIE (filed as
         Exhibit 10.3 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.4 License Agreement between Healthdyne and HIE (filed as Exhibit 10.4 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.5 HIE Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

10.6 HIE Stock Option Plan I (filed as Exhibit 10.6 to the Form S-1, and incorporated herein by reference).

10.7 HIE Restated Stock Option Plan Two (filed as Exhibit 10.7 to the Form S-1, and incorporated herein by reference).

10.8 Non-employee Director Stock Option Plan (filed as Exhibit 10.8 to the Form S-1, and incorporated herein by reference).

10.9 Non-employee Directors Stock Plan (filed as Exhibit 10.9 to the Form S-1, and incorporated herein by reference).

10.10 Loan Agreement, dated as of October 21, 1994, between Healthdyne and Alpha Development Corporation 10.10 (now CHS) (filed as Exhibit to the Form S-1, and incorporated herein by reference).

10.11 Funding Agreement, dated as of July 22, 1994, between Healthdyne, DataView and Shareholders (as 10.11 defined therein) (filed as Exhibit
         10.11 to the Form S-1, and incorporated herein by reference).

10.12 Software Licensing and Distributor Agreement, dated as of October 27, 1994, between HCI and Healthdyne (filed as Exhibit 10.12 to the Form S-1, and incorporated herein by reference).

10.13 Software Licensing and Distributorship Agreement, dated as of December 4, 1995, by and among HIE and 10.13 CHS (filed as Exhibit 10.19 to the December 1995 Form 8-K, and incorporated herein by reference).

10.13 Agreement dated as of April 1, 1996 among HIE, DataView, Kurt Farhy, John Ernissee and Richard Bigelow (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q"), and incorporated herein by reference).

10.14 HIE 1996 EBU Tandem Stock Option Plan (filed as Exhibit 10 to the June 1996 Form 10-Q, and incorporated herein by reference).

10.15 HIE Employee Stock Purchase Plan (filed as Exhibit A to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, and incorporated herein by reference).

10.16    Option Agreement dated December 18, 1996 between HIE and SVFII.

10.17    Stock Purchase Warrant dated December 18, 1996 by HIE to SVFII.

11       Statement of Computation of per Share Earnings (Loss).

21       Subsidiaries of the Company.

23       Consent of KPMG Peat Marwick LLP.

27       Financial Data Schedules (for SEC purposes only).