Form 10-Q
period 1997-03-31
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1997-05-13
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended March 31, 1997.

                                       or

         Transition Report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934 for the transition period from________to________.

Commission file number 0-27056


                    Healthdyne Information Enterprises, Inc.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                              58-2112366
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


1850 Parkway Place, Suite 1100,  Marietta,  Georgia                30067
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

                                 (770) 423-8450
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X       NO
                              --------       --------

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of April 30, 1997 was 20,251,945.

                       Exhibit Index is on Page 14 herein.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
            Healthdyne Information Enterprises, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    (in thousands, except per share amounts)

                                                                                      3/31/97         12/31/96
                                                     Assets                         (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $      9,466    $     10,743
     Trade accounts receivable, less allowance of $76 and $165 at
          March 31, 1997 and December 31, 1996, respectively                              5,265           5,260
     Other current assets                                                                 1,260             963
                                                                                   ----------------------------
          Total current assets                                                           15,991          16,966

Purchased software, net of accumulated amortization of $998 and $770 at
     March 31, 1997 and December 31, 1996, respectively                                   3,404           3,587
Capitalized software, net of accumulated amortization of $81 and $39 at
     March 31, 1997 and December 31, 1996, respectively                                     946             750
Property and equipment, net of accumulated depreciation of $567 and
     $456 at March 31, 1997 and December 31, 1996, respectively                           1,382           1,221
Excess of cost over net assets of businesses acquired, less
     accumulated amortization of $1,435 and $1,267 at March 31, 1997 and
     December 31, 1996, respectively                                                      8,668           8,836
Other assets                                                                                730             442
                                                                                   ----------------------------
          Total assets                                                             $     31,121    $     31,802
                                                                                   ============================
                                      Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt and capital lease obligations          $      4,262    $        163
     Accounts payable, principally trade                                                  1,015           1,019
     Accrued liabilities                                                                    452             981
     Deferred service revenue                                                             2,825           2,418
                                                                                   ----------------------------
          Total current liabilities                                                       8,554           4,581

Long-term debt and capital lease obligations, excluding current installments                211           4,265
                                                                                   ----------------------------
     Total liabilities                                                                    8,765           8,846
                                                                                   ----------------------------

Shareholders' Equity:
     Preferred stock, without par value.  Authorized 20,000 shares;
          designated Series A cumulative preferred stock 500 shares;
          issued none                                                                         0               0
     Common stock, $.01 par value.  Authorized 50,000 shares; issued and outstanding 20,212 and 20,172 shares at March 31, 1997 and
          December 31, 1996, respectively                                                   202             202
     Additional paid-in capital                                                          32,722          32,819
     Accumulated deficit                                                                (10,568)        (10,065)
                                                                                   ----------------------------
          Total shareholders' equity                                                     22,356          22,956
                                                                                   ----------------------------

Commitments

     Total liabilities and shareholders' equity                                    $     31,121    $     31,802
                                                                                   ============================

     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                       1997           1996
                                                                                           (Unaudited)
Revenue:
     Software                                                                      $      1,273    $      1,718
     Services                                                                             2,087           1,812
                                                                                   ----------------------------
          Total revenue                                                                   3,360           3,530
                                                                                   ----------------------------

Cost of revenue:
     Software                                                                               522             236
     Services                                                                             1,347           1,007
                                                                                   ----------------------------
          Total cost of revenue                                                           1,869           1,243
                                                                                   ----------------------------

Gross profit                                                                              1,491           2,287
                                                                                   ----------------------------

Operating expenses:
     Sales and marketing                                                                    762             813
     Research and development                                                               434             323
     General and administrative                                                           1,002             928
                                                                                   ----------------------------
          Total operating expenses                                                        2,198           2,064
                                                                                   ----------------------------

Operating earnings (loss)                                                                  (707)            223

Losses of affiliate                                                                         (31)              0
Interest income (expense), net                                                               67            (113)
                                                                                   ----------------------------

Earnings (loss) before income taxes                                                        (671)            110

Income tax benefit                                                                          168               0
                                                                                   ----------------------------

Net earnings (loss)                                                                $       (503)   $        110
                                                                                   ============================

Net earnings (loss) per common share and common share equivalent:
     Primary                                                                       $      (0.02)   $       0.01
                                                                                   ============================
     Fully diluted                                                                 $      (0.02)   $       0.01
                                                                                   ============================

Weighted average number of common shares and common share equivalents outstanding:
          Primary                                                                        20,182          18,117
                                                                                   ============================
          Fully diluted                                                                  20,182          18,380
                                                                                   ============================

     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                       1997           1996
                                                                                           (Unaudited)
Cash flows from operating activities:
     Net earnings (loss)                                                           $       (503)   $        110
     Adjustments to reconcile net earnings (loss) to net cash provided by
          (used in) operating activities:
               Losses of affiliate                                                           31               0
               Provision for doubtful accounts                                              (89)              0
               Depreciation and amortization                                                549             396
               (Increase) decrease in trade accounts receivable                              84          (1,028)
               (Increase) decrease in other current assets                                 (297)            349
               Increase (decrease) in accounts payable                                     (151)            310
               Increase (decrease) in accrued liabilities                                  (464)            (70)
               Increase (decrease) in deferred service revenue                              407             175
                                                                                   ----------------------------
                    Net cash provided by (used in) operating activities                    (433)            242
                                                                                   ----------------------------

Cash flows from investing activities:
     Purchased software                                                                     (45)           (559)
     Capitalized software development costs                                                (237)           (247)
     Capital expenditures                                                                  (274)            (64)
     Increase in other assets                                                              (319)              0
                                                                                   ----------------------------
          Net cash used in investing activities                                            (875)           (870)
                                                                                   ----------------------------

Cash flows before financing activities                                                   (1,308)           (628)
                                                                                   ----------------------------

Cash flows from financing activities:
     Principal payments on long-term debt, net                                              (20)           (990)
     Proceeds from the issuance of common stock                                              51             173
                                                                                   ----------------------------
          Net cash provided by (used in) financing activities                                31            (817)
                                                                                   ----------------------------

Net decrease in cash and cash equivalents                                                (1,277)         (1,445)

Cash and cash equivalents at beginning of period                                         10,743           4,013
                                                                                   ----------------------------

Cash and cash equivalents at end of period                                         $      9,466    $      2,568
                                                                                   ============================

    See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1.     General:

The consolidated condensed financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") for the year ended December 31, 1996.

2.     Major Customers:

One customer accounted for 25% of the Company's revenue during each of the three months ended March 31, 1997 and 1996. In addition, one distributor provided customers to the Company that accounted for approximately 11% of the Company's revenue for the three months ended March 31, 1996. No single distributor provided customers to the Company that accounted for more than 10% of the Company's revenue for the three months ended March 31, 1997.

3.     Earnings (Loss) Per Share of Common Stock:

Loss per share of common stock for the three months ended March 31, 1997 for both primary and fully diluted calculation purposes is based on the weighted average shares of common stock outstanding without regard to the anti-dilutive effect of outstanding stock options. Earnings per share of common stock for the three months ended March 31, 1996 are based on the weighted average shares of common stock outstanding and dilutive outstanding stock options computed using the treasury stock method for primary and fully diluted calculation purposes.

4.     Subsequent Event:

On April 30, 1997, the Company prepaid at a 20.6% discount a portion of the principal and accrued interest totaling $503,597 due under the Company's convertible promissory note payable, which matures on January 2, 1998 and had a balance of $4,116,441 as of March 31, 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

            Except for the historical information contained hereafter, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's limited operating history and lack of profitability for the three months ended March 31, 1997, for the year ended December 31, 1995 and for the period from June 15, 1994 to December 31, 1994; limitations and potential costs inherent in the Entrepreneurial Business Unit ("EBU") operational structure; market acceptance of new products and services offered by the Company; limited capital resources; competitive factors, such as new technologies and pricing pressures; and other factors discussed or identified from time to time in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

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

            HCI. HCI contributed approximately 42% of HIE's consolidated revenue for the three months ended March 31, 1997 through Cloverleaf integration engine software license fees and related implementation, maintenance and education fees. Software licenses are generally granted on a perpetual basis for a one-time, upfront fee. Implementation fees are typically based on actual hours of implementation service at standard hourly rates. Software maintenance agreements are generally one-year renewable service contracts for a prepaid standard fee. HCI charges a standard per-student amount for its education classes.

            IHS. IHS contributed approximately 58% of HIE's consolidated revenue for the three months ended March 31, 1997. IHS provides clinical and other information solutions through the use of both proprietary and third-party software tools and by providing related system design, integration and consulting services. Software licenses and sub-licenses are generally granted on a perpetual basis for a one-time, upfront fee. Services are generally provided for a fixed fee based on estimated hours of service to be provided at standard hourly rates.

            CHS. CHS provides enterprise management and other decision support solutions through the use of both proprietary and third-party software tools and related consulting, implementation, maintenance and education services. HIE uses the equity method of accounting for its investment in CHS, which is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets. HIE's share of CHS' operating results are presented as Losses of Affiliate in the accompanying Consolidated Condensed Statements of Operations. On November 7, 1996 and December 18, 1996, the Company entered into an agreement in principle and a separate definitive agreement with certain CHS shareholders and Massey Burch Capital Corp. ("Massey Burch"), respectively, which together would enable the Company to acquire a 100% ownership interest in CHS. There can be no assurance that a definitive agreement will be entered into with the CHS shareholders or, even if entered into, that the Company would exercise an option to acquire a 100% ownership interest in CHS.

            On June 12, 1996, the Company entered into an agreement effective April 1, 1996, with a former majority-owned subsidiary, DataView Imaging International, Inc. ("DataView"), providing for a restructuring of the relationship between HIE and DataView, which included, among other things, a reduction of HIE's ownership interest in DataView from 61.5% to 19.5%. DataView's revenue of $130,000 and net loss of $152,000 are included in the Company's Consolidated Condensed Statement of Operations for the three months ended March 31, 1996. Subsequent to March 31, 1996, DataView's financial position, results of operations and cash flows are no longer included in HIE's consolidated financial statements, and DataView is no longer considered an EBU.

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

            The Company's Consolidated Condensed Balance Sheets include assets designated as purchased software and capitalized software development costs. Purchased software originates from purchases by HIE of proprietary software tools developed by third parties and prepaid license fees for software tools to be distributed by HIE on a non-exclusive basis. Certain costs of HIE proprietary software developed internally are capitalized in accordance with generally accepted accounting principles. The costs of individual software tools or products are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over not more than five years, whichever method results in a higher level of amortization.

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

Results of Operations

The following table sets forth for the periods indicated: (1) the relative significance of each EBU to the Company as a whole and (2) the percentage of total revenue for each component included in the Company's Consolidated Condensed Statements of Operations:

                                                       PERCENT OF REVENUE (UNLESS OTHERWISE INDICATED)
                                                             THREE MONTHS ENDED MARCH 31,
                                                             1997                   1996

Total HIE revenue (in 000's)                                $3,360                 $3,530
                                                       ===============================================

HCI                                                             42%                    55%
IHS                                                             58%                    41%
DataView                                                         0%                     4%
                                                       ===============================================
     Total HIE revenue                                         100%                   100%
                                                       ===============================================

Revenue:
     Software                                                   38%                    49%
     Services                                                   62%                    51%
                                                       -----------------------------------------------
          Total revenue                                        100%                   100%
                                                       -----------------------------------------------

Cost of revenue:
     Software (as a percent of software revenue)                41%                    14%
     Services (as a percent of services revenue)                65%                    56%
          Total cost of revenue                                 56%                    35%
                                                       -----------------------------------------------

Gross profit                                                    44%                    65%
                                                       -----------------------------------------------

Operating expenses:
     Sales and marketing                                        22%                    23%
     Research and development                                   13%                     9%
     General and administrative                                 30%                    27%
                                                       -----------------------------------------------
          Total operating expenses                              65%                    59%
                                                       -----------------------------------------------

Operating earnings (loss)                                      (21%)                    6%

Losses of affiliate                                             (1%)                    0%
Interest income (expense), net                                   2%                    (3%)
                                                       -----------------------------------------------

Earnings (loss) before income taxes                            (20%)                    3%

Income tax benefit                                               5%                     0%
                                                       -----------------------------------------------

Net earnings (loss)                                            (15%)                    3%
                                                       ===============================================

Comparison of Three Months Ended March 31, 1997 and March 31, 1996

         Revenue. Total revenue was $3.4 million for the three months ended March 31, 1997 compared to $3.5 million for the three months ended March 31, 1996, a decrease of 5%. DataView comprised 4% of HIE's consolidated revenue for the three months ended March 31, 1996, but DataView is no longer included in the Company's consolidated revenue effective April 1, 1996 as discussed above. HCI's revenue of $1.4 million for the three months ended March 31, 1997 was $546,000 lower than its revenue in the prior year's comparable period due primarily to a $486,000 reduction in Cloverleaf integration engine software license fee revenue between the two periods. Management believes that this reduced level of Cloverleaf integration engine software licenses in the first quarter of 1997 is attributable to sales timing issues. IHS' revenue of $2.0 million for the three months ended March 31, 1997 was $506,000 higher than the prior year's comparable period due primarily to a $429,000 increase in software tool revenue from the recently released HIE-proprietary Community Person Index ("CPI") software tool and third-party software tools for imaging, workflow and COLD ("Computer Output to Laser Disk") that are sub-licensed to end users by IHS.

         Cost of revenue. Cost of revenue includes, among other things, compensation of service personnel, travel and software royalties and amortization. The cost of revenue was $1.9 million for the three months ended March 31, 1997 compared to $1.2 million for the three months ended March 31, 1996, an increase of 50%. Approximately half of the increased cost of revenue was attributable to the relatively higher mix of third-party software tool license fee revenue in the first quarter of 1997 compared to the first quarter of 1996. Third-party software tools, such as imaging, workflow and COLD, typically have a higher cost of revenue than proprietary software tools, such as the Cloverleaf integration engine and the CPI. The other half of the increased cost of revenue was attributable to the relatively low level of service personnel productivity at IHS in the first quarter of 1997. The IHS service personnel staffing level was appropriately reduced in April 1997 in response to this situation.

         Gross profit. The Company's gross profit was $1.5 million for the three months ended March 31, 1997 compared to $2.3 million for the three months ended March 31, 1996, a decrease of 35%. The primary reason for the reduced gross profit in the first quarter of 1997 was the lower level of highly profitable Cloverleaf integration engine software license fee revenue discussed above. A secondary reason for the reduced gross profit in the first quarter of 1997 was the relatively low level of service personnel productivity at IHS also discussed above.

         Sales and marketing. Sales and marketing expense includes, among other things, compensation of sales and marketing personnel, sales commissions, travel and advertising. Sales and marketing expense was $762,000 or 22% of revenue for the three months ended March 31, 1997 compared to $813,000 or 23% of revenue for the three months ended March 31, 1996, a decrease of 6%. The $51,000 decrease in sales and marketing expense between the periods was due primarily to the lower level of revenue and secondarily to the exclusion of DataView from the Company's consolidated operating results for the first quarter of 1997 as discussed above.

         Research and development. Research and development expense includes, among other things, compensation of research and development personnel, depreciation and lease expense of research and development equipment and travel. Research and development expense was $434,000 or 13% of revenue for the three months ended March 31, 1997 compared to $323,000 or 9% of revenue for the three months ended March 31, 1996, an increase of 34%. While the level of capitalization of internally developed software dropped to 35% in the first quarter of 1997 from 43% in the first quarter of 1996, cash expenditures for research and development increased $101,000 between the two periods due primarily to increased staffing for various research and development projects at HCI.

         General and administrative. General and administrative expense includes, among other things, compensation of finance, accounting and administrative personnel, goodwill amortization, office rent and insurance. General and administrative expense was $1.0 million for the three months ended March 31, 1997 compared to $928,000 for the three months ended March 31, 1996, an increase of $74,000 or 8%, due primarily to a slight increase in the number of administrative and financial personnel to support planned growth.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $31,000 in the first quarter of 1997. The December 1995 transaction with Massey Burch, which provided for a sharing of the Company's funding commitment to CHS, had the additional result of relieving the Company of the requirement to report any losses from CHS during the year ended December 31, 1996.

         Interest income (expense), net. Net interest income was $67,000 for the three months ended March 31, 1997 compared to net interest expense of $113,000 for the three months ended March 31, 1996, representing an increase in net interest income of $180,000. The increased net interest income is due to (1) interest income resulting from the investment of most of the $10.3 million net proceeds from the Company's secondary public offering of 2.75 million shares of its Common Stock during November 1996 and (2) decreased interest expense related to various payments of long-term debt and accrued interest totaling approximately $4 million during the year ended December 31, 1996.

         Income tax benefit. The Company recorded an income tax benefit of $168,000 for the three months ended March 31, 1997 based on management's belief that the Company will generate taxable income above the level of available net operating loss carryforward benefits for the year ended December 31, 1997. The Company had no provision for income taxes for the three months ended March 31, 1996 due to the utilization of available net operating loss carryforward benefits.

Liquidity and Capital Resources

         The Company historically financed both its operations since inception and its investments in EBUs primarily through equity investments totaling $22.0 million by Healthdyne. Following the Spin-Off, Healthdyne had no obligation or intention to make additional advances or equity infusions in the Company. During November 1996, the Company sold 2.75 million shares of its Common Stock in a public offering and received proceeds of $10.3 million, after deducting all offering-related expenses. The Company used $800,000 and $400,000 to partially prepay certain long-term debt at a discount during November 1996 and April 1997, respectively. HIE invested another $350,000 in CHS during February 1997. The Company intends to use the remainder of the net proceeds of this offering for working capital and general corporate purposes, including the satisfaction of the Company's remaining $350,000 funding commitment to CHS. The Company's present financial condition and its plans for future working capital and other capital requirements are further discussed below.

         The Company has working capital of $7.4 million at March 31, 1997 compared to $12.3 million at December 31, 1996. The primary reason for the $4.9 million decrease in working capital between December 31, 1996 and March 31, 1997 is the reclassification of long-term debt totaling $4.1 million as of December 31, 1996 that matures on January 2, 1998 to a current liability as of March 31, 1997. Cash decreased $1.3 million during the three months ended March 31, 1997 compared to a $1.4 million decrease during the three months ended March 31, 1996 for the reasons discussed below.

         Net cash used in operating activities totaled $433,000 for the three months ended March 31, 1997 compared to net cash provided by operating activities of $242,000 for the three months ended March 31, 1996. The $675,000 total variance between the two periods is primarily attributable to the decreased cash flow resulting from the net loss recorded during the three months ended March 31, 1997 compared to the net earnings recorded in the three months ended March 31, 1996. In addition, there were various changes in the components of working capital, most notably the cash used to reduce accrued liabilities and accounts payable and to increase other current assets, all of which were substantially offset by the cash provided by accounts receivable collections and the increase in deferred service revenue.

         Net cash used in investing activities was $875,000 for the three months ended March 31, 1997 compared to $870,000 for the three months ended March 31, 1996. The Company purchased $514,000 less third-party software in the first quarter of 1997 compared to the first quarter of 1996, but had $210,000 more capital expenditures, primarily for computer equipment, during the first quarter of 1997 compared to the first quarter of 1996 and invested another $350,000 in CHS during February 1997 as previously discussed.

         Net cash provided by financing activities was $31,000 for the three months ended March 31, 1997 and net cash used in financing activities was $817,000 for the three months ended March 31, 1996. Most of the variance between the two periods is attributable to HCI acquisition-related debt payments totaling $814,000 during the first quarter of 1996. The proceeds from the issuance of Common Stock relate to the exercise of stock options during both periods.

         As of March 31, 1997, the Company had $4.3 million of debt financing scheduled for payment over the next twelve months with $4.1 million of that total due on January 2, 1998, but $504,000 of this balance was prepaid at a discount on April 30, 1997. The remainder of this debt that matures on January 2, 1998 is payable in cash or the Company's Common Stock at a $3.50 per share conversion price at the option of the convertible promissory note holders. The Company's Common Stock is trading below the $3.50 conversion price as of April 30, 1997.

         During May 1996, HCI renewed and extended through August 1997 its $1.0 million line of credit with a bank on essentially the same terms and conditions as the expiring line of credit with said bank. During February 1997, the Company received a commitment for a $2 million unsecured line of credit from another bank that requires the termination of the HCI line of credit referred to above and the maintenance of certain financial covenants. The definitive agreement related to this line of credit commitment has not been finalized at this date. The Company plans to maintain a $2 million line of credit for unanticipated needs and financial flexibility. Based on its current business plan and business model projections, the Company believes that currently available cash and anticipated cash flow from operating activities will be sufficient to meet the Company's capital requirements, including the payment of all maturing debt in cash and its remaining funding commitment to CHS, for at least the next twelve months and for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

      (a) Exhibits

          3.2 - By-Laws of Healthdyne Information Enterprises, Inc., as amended on April 24, 1997

           11 - Statements of Computation of Per Share Earnings (Loss).

           27 - Financial Data Schedule (for SEC use only).

      (b) Reports on Form 8-K

          During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Healthdyne Information Enterprises,  Inc.


May 12, 1997                        By: /s/ Joseph G. Bleser
                                       -----------------------
                                       Joseph G. Bleser
                                       Vice President -Finance,
                                       Chief Financial Officer, Treasurer
                                       and Secretary
                                       (duly authorized and principal
                                       financial officer)

                                  EXHIBIT INDEX

Exhibit
Number                    Description
-------       --------------------------------------------------------

  3.2 By-Laws of Healthdyne Information Enterprises, Inc., as amended on April 24, 1997

   11         Statements of Computation of Per Share
              Earnings (Loss)

   27         Financial Data Schedule (for SEC use only).