Form 10-Q
period 1997-06-30
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1997-08-06
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended June 30, 1997.

                                       or

         Transition Report pursuant to Section 13 or 15 (d) of the Securities
----- Exchange Act of 1934 for the transition period from __________________ to __________________.

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

The number of shares outstanding of the issuer's only class of Common Stock, $
 .01 par value, as of July 31, 1997 was 20,338,598.

                       Exhibit Index is on Page 17 herein.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
            Healthdyne Information Enterprises, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    (in thousands, except per share amounts)

                                                                               June 30,  December 31,
                                                                                 1997        1996
                                                                              ----------------------
                                      Assets                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                                 $  8,196    $ 10,743
     Trade accounts receivable, less allowances of $82 and $165 at
          June 30, 1997 and December 31, 1996, respectively                       5,799       5,260
     Other current assets                                                         1,088         963
                                                                               --------------------
          Total current assets                                                   15,083      16,966

Purchased software, net of accumulated amortization of $1,121 and $770
     at June 30, 1997 and December 31, 1996, respectively                         3,304       3,587
Capitalized software, net of accumulated amortization of $62 and $39 at
     June 30, 1997 and December 31, 1996, respectively                              443         750
Property and equipment, net of accumulated depreciation of $666 and
     $456 at June 30, 1997 and December 31, 1996, respectively                    1,408       1,221
Excess of cost over net assets of businesses acquired, less
     accumulated amortization of $1,603 and $1,267 at June 30, 1997 and
     December 31, 1996, respectively                                              8,500       8,836
Other assets                                                                      1,478         442
                                                                               --------------------
     Total assets                                                              $ 30,216    $ 31,802
                                                                               ====================
                       Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt and capital lease obligations      $  3,490    $    163
     Accounts payable, principally trade                                            465       1,019
     Accrued liabilities                                                            340         981
     Deferred service revenue                                                     2,967       2,418
                                                                               --------------------
          Total current liabilities                                               7,262       4,581

Long-term debt and capital lease obligations, excluding current installments        224       4,265
                                                                               --------------------
          Total liabilities                                                       7,486       8,846
                                                                               --------------------

Shareholders' Equity:
     Preferred stock, without par value.  Authorized 20,000 shares;
          designated Series A cumulative preferred stock 500 shares;
          issued none                                                                 0           0
     Common stock, $.01 par value.  Authorized 50,000 shares; issued and outstanding 20,324 and 20,172 shares at June 30, 1997 and
          December 31, 1996, respectively                                           203         202
     Additional paid-in capital                                                  32,882      32,819
     Accumulated deficit                                                        (10,355)    (10,065)
                                                                               --------------------
          Total shareholders' equity                                             22,730      22,956
                                                                               --------------------

Commitments

     Total liabilities and shareholders' equity                                $ 30,216    $ 31,802
                                                                               ====================


     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)

                                                             Three Months Ended      Six Months Ended
                                                                  June 30,                June 30,
                                                            --------------------------------------------
                                                              1997        1996        1997        1996
                                                            --------------------------------------------
                                                                             (Unaudited)
Revenue:
     Software                                               $  1,585    $  1,434    $  2,858    $  3,152
     Services                                                  2,259       2,303       4,346       4,115
                                                            --------------------------------------------
          Total revenue                                        3,844       3,737       7,204       7,267
                                                            --------------------------------------------

Cost of revenue:
     Software                                                    163          76         685         312
     Services                                                  1,199       1,216       2,546       2,223
                                                            --------------------------------------------
          Total cost of revenue                                1,362       1,292       3,231       2,535
                                                            --------------------------------------------

Gross profit                                                   2,482       2,445       3,973       4,732
                                                            --------------------------------------------

Operating expenses:
     Sales and marketing                                         990         868       1,752       1,681
     Research and development                                    354         282         788         605
     General and administrative                                  903         917       1,905       1,845
                                                            --------------------------------------------
          Total operating expenses                             2,247       2,067       4,445       4,131
                                                            --------------------------------------------

Operating earnings (loss)                                        235         378        (472)        601

Losses of affiliate                                                0           0         (31)          0
Interest income (expense), net                                    47        (122)        114        (235)
                                                            --------------------------------------------

Earnings (loss) before income taxes                              282         256        (389)        366

Income tax (expense) benefit                                     (69)          0          99           0
                                                            --------------------------------------------

Net earnings (loss)                                         $    213    $    256    $   (290)   $    366
                                                            ============================================

Net earnings (loss) per common share and common share
equivalent:
     Primary                                                $   0.01    $   0.01    $  (0.01)   $   0.02
                                                            ============================================
     Fully diluted                                          $   0.01    $   0.01    $  (0.01)   $   0.02
                                                            ============================================

Weighted average number of common shares and common share
     equivalents outstanding:
          Primary                                             21,324      18,903      20,225      18,689
                                                            ============================================
          Fully diluted                                       21,324      18,903      20,225      18,689
                                                            ============================================


     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                            --------------------
                                                                              1997        1996
                                                                                 (Unaudited)
Cash flows from operating activities:
     Net earnings (loss)                                                    $   (290)   $    366
     Adjustments to reconcile net earnings (loss) to net cash provided by
          (used in) operating activities:
               Interest expense                                                  126         152
               Losses of affiliate                                                31           0
               Provision for doubtful accounts                                   (83)          0
               Depreciation and amortization                                     978         728
               Increase in trade accounts receivable                            (456)     (1,225)
               (Increase) decrease in other current assets                      (399)        222
               Increase (decrease) in accounts payable                          (701)        305
               Increase (decrease) in accrued liabilities                       (641)         63
               Increase in deferred service revenue                              445         499
                                                                            --------------------
                    Net cash provided by (used in) operating activities         (990)      1,110
                                                                            --------------------

Cash flows from investing activities:
     Purchased software                                                          (68)       (854)
     Capitalized software development costs                                     (360)       (445)
     Capital expenditures                                                       (397)       (159)
     (Increase) decrease in other assets                                        (415)        172
                                                                            --------------------
          Net cash used in investing activities                               (1,240)     (1,286)
                                                                            --------------------

Cash flows before financing activities                                        (2,230)       (176)
                                                                            --------------------

Cash flows from financing activities:
     Principal payments on long-term debt, net                                  (528)     (1,352)
     Proceeds from the issuance of common stock                                  211         327
                                                                            --------------------
          Net cash used in financing activities                                 (317)     (1,025)
                                                                            --------------------

Net decrease in cash and cash equivalents                                     (2,547)     (1,201)

Cash and cash equivalents at beginning of period                              10,743       4,013
                                                                            --------------------

Cash and cash equivalents at end of period                                  $  8,196    $  2,812
                                                                            ====================

     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                             June 30, 1997 and 1996
                                   (Unaudited)

1. General:

The consolidated condensed financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") for the year ended December 31, 1996.

2. Major Customers:

One customer accounted for 15% and 23% of the Company's revenue for the six months ended June 30, 1997 and 1996, respectively. This one customer accounted for 22% of the Company's revenue for the three months ended June 30, 1996. No single customer accounted for 10% or more of the Company's revenue for the three months ended June 30, 1997. In addition, one distributor provided customers to the Company that accounted for approximately 12% and 11% of the Company's revenue for the three and six months ended June 30, 1996, respectively. No single distributor provided customers to the Company that accounted for 10% or more of the Company's revenue for the three and six months ended June 30, 1997.

3. Earnings (Loss) Per Share of Common Stock:

Loss per share of common stock for the six months ended June 30, 1997 for both primary and fully diluted calculation purposes is based on the weighted average shares of common stock outstanding without regard to the anti-dilutive effect of outstanding stock options. Earnings per share of common stock for the three months ended June 30, 1997 and for the three and six months ended June 30, 1996 are based on the weighted average shares of common stock outstanding and dilutive outstanding stock options computed using the treasury stock method for primary and fully diluted calculation purposes.

4. Long-Term Debt:

On April 30, 1997, the Company prepaid at a 20.6% discount a portion of the principal and accrued interest totaling $503,597 due under the Company's convertible promissory note payable, which matures on January 2, 1998. The balance payable under this convertible promissory note totaled $3,672,411 as of June 30, 1997.

5. Commitment and Other Matters:

On June 13, 1997, the Company entered into agreements (the "Restructuring Agreements") relative to the restructuring of investors' interests in Criterion Health Strategies, Inc. ("CHS"). Under the Restructuring Agreements, CHS acquired the 26% equity ownership in CHS held by two CHS executive officers for a nominal fee, and such officers entered into employment agreements with CHS, pursuant to which each received an option to purchase 60,000 shares of HIE Common Stock at an exercise price of $2.88 per share. In addition, with respect to the 10% of the CHS equity which had been reserved for issuance upon the exercise of options granted or to be granted under the CHS stock option plan, CHS canceled all of the options outstanding under the plan, and the Company replaced such options with options to purchase an aggregate of 79,100 shares of HIE Common Stock at an exercise price of $2.88 per share. As the result of the consummation of the transactions contemplated by the Restructuring Agreements, the 25 shares of CHS Common Stock and the CHS promissory note held by the Company now represent on a fully diluted basis a 50% ownership interest in CHS. As of June 30, 1997, the Company has a remaining obligation of $250,000 under its $2 million funding commitment to CHS. The Company has an option, which is exercisable through December 31, 1997, to acquire the remaining 50% equity ownership interest in CHS from Massey Burch Capital Corp. ("Massey Burch") in exchange for 416,666 shares of HIE Common Stock or the equivalent number of shares having a fair market value of $2 million at the time the option is exercised.

     Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

         Except for the historical information contained hereafter, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's limited operating history and lack of profitability for the three months ended March 31, 1997, for the year ended December 31, 1995 and for the period from June 15, 1994 to December 31, 1994; limitations and potential costs inherent in the Entrepreneurial Business Unit ("EBU") operational structure; market acceptance of new products and services offered by the Company; limited capital resources; factors such as competitive pressures, the mix of software and service revenue, the mix of direct and distributor sales, sales timing, changes in pricing policies, undetected errors or bugs in the software, delays in product development, lower-than-expected demand for the Company's solutions, business conditions in the integrated healthcare delivery network market and general economic conditions; and other factors discussed or identified from time to time in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

Overview

         HIE was incorporated in Georgia on June 15, 1994 and was a wholly-owned subsidiary of Healthdyne, Inc. ("Healthdyne") until November 6, 1995 at which time Healthdyne distributed all of the outstanding shares of HIE to Healthdyne's shareholders (the "Spin-Off"). HIE's common stock is publicly traded on the Nasdaq National Market under the symbol "HDIE". In conjunction with its subsidiaries Healthcare Communications, Inc. ("HCI") and Integrated Healthcare Solutions, Inc. ("IHS") and its affiliate CHS, the Company is a leading provider of enterprise-wide clinical information management solutions for emerging integrated healthcare delivery networks ("IDNs"). Each subsidiary and the affiliate are referred to by the Company as an EBU.

         The Company generates revenue from licensing clinical information software tools and products and providing related system design, integration, implementation, support, education and consulting services as discussed below.

         HCI. HCI contributed approximately 73% and 59% of HIE's consolidated revenue for the three and six months ended June 30, 1997 through Cloverleaf integration engine software license fees and related implementation, maintenance and education fees. Software licenses are generally granted on a perpetual basis for a one-time, upfront fee. Implementation fees are typically based on actual hours of implementation service at standard hourly rates. Software maintenance agreements are generally one-year renewable service contracts for a prepaid standard fee. HCI charges a standard per-student amount for its education classes.

         IHS. IHS contributed approximately 27% and 41% of HIE's consolidated revenue for the three and six months ended June 30, 1997. IHS provides clinical and other information solutions through the use of both proprietary and third-party software tools and by providing related system design, integration and consulting services. Software licenses and sub-licenses are generally granted on a perpetual basis for a one-time, upfront fee. Services are generally provided for a fixed fee based on estimated hours of service to be provided at standard hourly rates.

         CHS. CHS provides enterprise management and other decision support solutions through the use of both proprietary and third-party software tools and related consulting, implementation, maintenance and education services. HIE uses the equity method of accounting for its investment in CHS, which is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets. HIE's share of CHS' operating results are presented as Losses of Affiliate in the accompanying Consolidated Condensed Statements of Operations. On June 13, 1997 and December 18, 1996, the Company entered into separate agreements with certain CHS shareholders and Massey Burch, respectively, which provide the Company with an option from Massey Burch to acquire a 100% ownership interest in CHS on or before December 31, 1997. There can be no assurance that the Company will exercise this option to acquire a 100% ownership interest in CHS. See Note 5 of Notes to Consolidated Condensed Financial Statements included in Item 1 of Part I herein.

         On June 12, 1996, the Company entered into an agreement effective April 1, 1996, with a former majority-owned subsidiary, DataView Imaging International, Inc. ("DataView"), providing for a restructuring of the relationship between HIE and DataView, which included, among other things, a reduction of HIE's ownership interest in DataView from 61.5% to 19.5%. DataView's revenue of $130,000 and net loss of $152,000 for the three months ended March 31, 1996 are included in the Company's Consolidated Condensed Statement of Operations for the six months ended June 30, 1996. Subsequent to March 31, 1996, DataView's financial position, results of operations and cash flows are no longer included in HIE's consolidated financial statements, and DataView is no longer considered an EBU.

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

Results of Operations

The following table sets forth for the periods indicated: (1) the relative significance of each EBU to the Company as a whole and (2) the percentage of total revenue for each component included in the Company's Consolidated Condensed Statements of Operations:

                                                 PERCENT OF REVENUE (UNLESS OTHERWISE INDICATED)
                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                 -----------------------------------------------
                                                     1997        1996        1997        1996
                                                     ----        ----        ----        ----
Total HIE revenue (in 000's)                       $ 3,844     $ 3,737     $ 7,204     $ 7,267
                                                   ===========================================

HCI                                                     73%         57%         59%         56%
IHS                                                     27%         43%         41%         42%
DataView                                                 0%          0%          0%          2%
                                                   -------------------------------------------
     Total HIE revenue                                 100%        100%        100 %       100%
                                                   ===========================================

Revenue:
     Software                                           41%         38%         40%         43%
     Services                                           59%         62%         60%         57%
                                                   -------------------------------------------
          Total revenue                                100%        100%        100%        100%
                                                   -------------------------------------------

Cost of revenue:
     Software (as a percent of software revenue)        10%          5%         24%         10%
     Services (as a percent of services revenue)        53%         53%         59%         54%
          Total cost of revenue                         35%         35%         45%         35%
                                                   -------------------------------------------

Gross profit                                            65%         65%         55%         65%
                                                   -------------------------------------------

Operating expenses:
     Sales and marketing                                26%         23%         24%         23%
     Research and development                            9%          8%         11%          9%
     General and administrative                         24%         24%         27%         25%
                                                   -------------------------------------------
          Total operating expenses                      59%         55%         62%         57%
                                                   -------------------------------------------

Operating earnings (loss)                                6%         10%         (7)%         8%

Losses of affiliate                                      0%          0%          0%          0%
Interest income (expense), net                           1%         (3)%         2%         (3)%
                                                   -------------------------------------------

Earnings (loss) before income taxes                      7%          7%         (5)%         5%

Income tax (expense) benefit                            (1)%         0%          1%          0%
                                                   -------------------------------------------

Net earnings (loss)                                      6%          7%         (4)%         5%
                                                   ===========================================

Comparison of Three Months Ended June 30, 1997 and June 30, 1996

         Revenue. Total revenue was $3.8 million for the three months ended June 30, 1997 compared to $3.7 million for the three months ended June 30, 1996, an increase of 3%. HCI's revenue of $2.8 million for the three months ended June 30, 1997 was $682,000 higher than its revenue in the prior year's comparable period due primarily to a $249,000 increase in software maintenance revenue and a $183,000 increase in Cloverleaf integration engine software license fee revenue between the two periods. IHS' revenue of $1.0 million for the three months ended June 30, 1997 was $575,000 lower than the prior year's comparable period due primarily to a $544,000 decrease in service revenue associated with the completion of a large service engagement in the first quarter 1997 and the related reduction in the IHS service personnel staffing level during April 1997.

         Cost of revenue. Cost of revenue includes, among other things, compensation of service personnel, travel and software royalties and amortization. The cost of revenue was $1.4 million for the three months ended June 30, 1997 compared to $1.3 million for the three months ended June 30, 1996, an increase of 5%. The slight increase between the two periods was attributable to a higher level of software amortization in the second quarter 1997 related to the mix of software license fee revenue in that quarter. Certain software tools, such as software tools supplied by third-parties, have a higher level of amortization than others, such as the Cloverleaf integration engine and other HIE-owned software tools.

         Gross profit. The Company's gross profit was approximately $2.4 million or 65% of revenue in both periods. The slightly lower level of higher-cost service revenue in the second quarter 1997 was offset by the slightly higher level of increased-cost software revenue in the second quarter of 1997 as shown in the above table and as discussed in the cost of revenue section above.

         Sales and marketing. Sales and marketing expense includes, among other things, compensation of sales and marketing personnel, sales commissions, travel and advertising. Sales and marketing expense was $990,000 or 26% of revenue for the three months ended June 30, 1997 compared to $868,000 or 23% of revenue for the three months ended June 30, 1996, an increase of 14%. The $122,000 increase in sales and marketing expense between the periods was due primarily to the increase in the size of the Company's direct sales force.

         Research and development. Research and development expense includes, among other things, compensation of research and development personnel, depreciation and lease expense of research and development equipment and travel. Research and development expense was $354,000 or 9% of revenue for the three months ended June 30, 1997 compared to $282,000 or 8% of revenue for the three months ended June 30, 1996, an increase of 26%. Cash expenditures for research and development were approximately the same during both periods, but the level of capitalization of internally developed software dropped from 41% in the second quarter 1996 to 26% in the second quarter 1997.

         General and administrative. General and administrative expense includes, among other things, compensation of finance, accounting and administrative personnel, goodwill amortization, office rent and insurance. There were no significant changes in the level or components of general and administrative expense between the periods.

         Interest income (expense), net. Net interest income was $47,000 for the three months ended June 30, 1997 compared to net interest expense of $122,000 for the three months ended June 30, 1996, representing an increase in net interest income of $169,000. The increased net interest income is due primarily to (1) interest income resulting from the investment of most of the $10.3 million net proceeds from the Company's public offering of 2.75 million shares of its Common Stock during November 1996 and (2) decreased interest expense related to various payments of long-term debt and accrued interest totaling approximately $3.3 million during the twelve months ended June 30, 1997.

         Income tax (expense) benefit. The Company recorded an income tax expense of $69,000 for the three months ended June 30, 1997 based on management's belief that the Company will generate taxable income above the level of available net operating loss carryforward benefits for the year ended December 31, 1997. The Company had no income tax expense for the three months ended June 30, 1996 due to the utilization of available net operating loss carryforward benefits.

Comparison of Six Months Ended June 30, 1997 and June 30, 1996

         Revenue. Total revenue was $7.2 million for the six months ended June 30, 1997 compared to $7.3 million for the six months ended June 30, 1996, a decrease of 1%. DataView comprised 2% of HIE's consolidated revenue for the six months ended June 30, 1996, but DataView is no longer included in the Company's consolidated revenue effective April 1, 1996 as discussed above. HCI's revenue of $4.2 million for the six months ended June 30, 1997 was $183,000 higher than its revenue in the prior year's comparable period due to a $541,000 increase in software maintenance revenue and a $252,000 increase in other service revenue, both offset by a $610,000 reduction in Cloverleaf integration engine software license fee revenue. Management believes that this reduced level of Cloverleaf integration engine software license fee revenue in the first half 1997 is attributable to sales timing issues as evidenced by the improved performance during the second quarter 1997 discussed above. IHS' revenue of $3.0 million for the six months ended June 30, 1997 was $117,000 lower than the prior year's comparable period due to a $553,000 reduction in service revenue discussed above in the first quarter 1997 section, which was somewhat offset by a $436,000 increase in software tool revenue from the HIE-proprietary Community Person Index ("CPI") software tool released in the first quarter 1997 and third-party software tools for imaging, workflow and COLD ("Computer Output to Laser Disk") that are sub-licensed to end users by IHS.

         Cost of revenue. The cost of revenue was $3.2 million for the six months ended June 30, 1997 compared to $2.5 million for the six months ended June 30, 1996, an increase of 27%. Approximately half of the increased cost of revenue was attributable to the relatively higher mix of third-party software tool license fee revenue in the first half 1997 compared to the first half 1996. Third-party software tools, such as imaging, workflow and COLD, typically have a higher cost of revenue than proprietary software tools, such as the Cloverleaf integration engine and the CPI. The other half of the increased cost of revenue was attributable to the relatively low level of service personnel productivity at IHS in the first half 1997 compared to the first half 1996. The IHS service personnel staffing level was appropriately reduced in April 1997 in response to this situation and the IHS service personnel productivity steadily improved during the second quarter 1997.

         Gross profit. The Company's gross profit was $4.0 million for the six months ended June 30, 1997 compared to $4.7 million for the six months ended June 30, 1996, a decrease of 16%. The primary reason for the reduced gross profit in the first half 1997 was the lower level of highly profitable Cloverleaf integration engine software license fee revenue discussed above. A secondary reason for the reduced gross profit in the first half 1997 was the relatively low level of IHS service personnel productivity also discussed above.

         Sales and marketing. Sales and marketing expense was $1.8 million or 24% of revenue for the six months ended June 30, 1997 compared to $1.7 million or 23% of revenue for the six months ended June 30, 1996, an increase of 4%. The $71,000 increase in sales and marketing expense between the periods was due to an increase in the size of the Company's direct sales force, offset somewhat by the exclusion of DataView from the Company's consolidated operating results for the first half 1997, both as discussed above.

         Research and development. Research and development expense was $788,000 or 11% of revenue for the six months ended June 30, 1997 compared to $605,000 or 9% of revenue for the six months ended June 30, 1996, an increase of 30%. Cash expenditures for research and development increased $98,000 between the two periods due primarily to increased staffing for various research and development projects at HCI, but the level of capitalization of internally developed software dropped from 42% in the first half 1996 to 31% in the first half 1997.

         General and administrative. General and administrative expense was $1.9 million or 27% of revenue for the six months ended June 30, 1997 compared to $1.8 million or 25% of revenue for the six months ended June 30, 1996, an increase of $60,000 or 3%. There were no significant changes in the components of general and administrative expense between the periods.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $31,000 in the first quarter and first half 1997. The Company reported no losses of affiliate in the second quarter 1997. The December 1995 transaction with Massey Burch, which provided for a sharing of the Company's funding commitment to CHS, had the additional result of relieving the Company of the requirement to report any losses from CHS during the year ended December 31, 1996.

         Interest income (expense), net. Net interest income was $114,000 for the six months ended June 30, 1997 compared to net interest expense of $235,000 for the six months ended June 30, 1996, representing an increase in net interest income of $349,000. The increased net interest income is due to (1) interest income resulting from the investment of most of the $10.3 million net proceeds from the Company's public offering of 2.75 million shares of its Common Stock during November 1996 and (2) decreased interest expense related to various payments of long-term debt and accrued interest totaling approximately $3.3 million during the twelve months ended June 30, 1997.

         Income tax (expense) benefit. The Company recorded an income tax benefit of $99,000 for the six months ended June 30, 1997 based on management's belief that the Company will generate taxable income above the level of available net operating loss carryforward benefits for the year ended December 31, 1997. The Company had no income tax expense for the six months ended June 30, 1996 due to the utilization of available net operating loss carryforward benefits.

Liquidity and Capital Resources

         The Company historically financed both its operations since inception and its investments in EBUs primarily through equity investments totaling $22.0 million by Healthdyne. Following the Spin-Off, Healthdyne had no obligation or intention to make additional advances or equity infusions in the Company. During November 1996, the Company sold 2.75 million shares of its Common Stock in a public offering and received proceeds of $10.3 million, after deducting all offering-related expenses. The Company used $800,000 and $400,000 to partially prepay certain long-term debt at a discount during November 1996 and April 1997, respectively. HIE invested another $350,000 and $100,000 in CHS during February and May 1997, respectively. The Company intends to use the remainder of the net proceeds of this offering for working capital and general corporate purposes, including the satisfaction of the Company's remaining $250,000 funding commitment to CHS. The Company's present financial condition and its plans for future working capital and other capital requirements are further discussed below.

         The Company has working capital of $7.8 million at June 30, 1997 compared to $12.4 million at December 31, 1996. The primary reason for the $4.6 million decrease in working capital between December 31, 1996 and June 30, 1997 is the reclassification of long-term debt totaling $4.1 million as of December 31, 1996 that matures on January 2, 1998 to a current liability. Cash decreased $2.5 million during the six months ended June 30, 1997 compared to a $1.2 million decrease during the six months ended June 30, 1996 for the reasons discussed below.

         Net cash used in operating activities totaled $990,000 for the six months ended June 30, 1997 compared to net cash provided by operating activities of $1.1 million for the six months ended June 30, 1996. The $2.1 million total variance between the two periods is primarily attributable to the decreased cash flow resulting from the net loss recorded during the six months ended June 30, 1997 compared to the net earnings recorded in the six months ended June 30, 1996. In addition, there were various changes in the components of working capital, most notably the cash used to reduce accrued liabilities and accounts payable and to increase other current assets, all of which were offset somewhat by the reduced amount of cash used for the increase in accounts receivable.

         Net cash used in investing activities was $1.2 million for the six months ended June 30, 1997 compared to $1.3 million for the six months ended June 30, 1996. The Company purchased $786,000 less third-party software in the first half 1997 compared to the first half 1996, but had $238,000 more capital expenditures, primarily for computer equipment, during the first half 1997 compared to the first half 1996 and invested another $450,000 in CHS during the first half 1997 as previously discussed.

         Net cash used in financing activities was $317,000 for the six months ended June 30, 1997 compared to $1.0 million for the six months ended June 30, 1996. Most of this $708,000 variance between the two periods is attributable to the level of debt payments. As discussed above, the Company prepaid $400,000 of debt during April 1997. HIE made HCI acquisition-related debt payments totaling $1.2 million during the first half 1996. The proceeds from the issuance of Common Stock relate to the exercise of stock options during both periods.

         As of June 30, 1997, the Company had $3.5 million of debt financing scheduled for payment over the next twelve months. Most of that total is payable in cash or the Company's Common Stock at a $3.50 per share conversion price at the option of the convertible promissory note holders on January 2, 1998. The Company's Common Stock is trading below the $3.50 conversion price as of July 31, 1997.

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

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on May 20, 1997. At the annual meeting, the Company's shareholders voted on the election of seven Directors. The results of the voting were as follows:

                                                         For          Vote Withheld
                                                         ---          -------------
                  Parker H. Petit                    15,528,674           75,251
                  H. Darrell Young                   15,530,818           73,107
                  J. Terry Dewberry                  15,530,754           73,171
                  William J. Gresham, Jr.            15,530,940           72,985
                  Charles R. Hatcher, Jr., M.D.      15,528,617           75,308
                  Carl E. Sanders                    15,523,645           80,280
                  Donald W. Weber                    15,523,540           80,385

Item 6.           Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                  11 - Statements of Computation of Per Share Earnings (Loss).

                  27 - Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K.

                  During the quarter ended June 30, 1997, the Company filed a report on Form 8-K dated June 27, 1997 reporting that on June 13, 1997, the Company entered into agreements relative to the restructuring of investors' interests in CHS, an affiliate of the Company located in Nashville, Tennessee. As a result of these agreements, the Company now holds a 50% equity ownership interest in CHS on a fully diluted basis. See Note 5 of Notes to Consolidated Condensed Financial Statements included in Item 1 of Part I herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Healthdyne Information Enterprises,  Inc.


August 5, 1997                      By:  /s/ Joseph G. Bleser
                                       -----------------------------------------
                                         Joseph G. Bleser
                                         Vice President-Finance,
                                         Chief Financial Officer, Treasurer
                                         and Secretary
                                         (duly authorized and principal
                                         financial officer)