Form 10-Q
period 1997-09-30
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1997-11-14
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X       Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934 for the quarterly period ended September 30, 1997.

                                       or

____ Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ___________________.

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

The number of shares outstanding of the issuer's only class of Common Stock, $
 .01 par value, as of October 31, 1997 was 20,417,247.

                       Exhibit Index is on Page 17 herein.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
            Healthdyne Information Enterprises, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    (in thousands, except per share amounts)


                                                                              September 30,   December 31,
                                                                                  1997            1996
                                                                              ----------------------------
                  Assets                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                                   $  8,105      $ 10,743
     Trade accounts receivable, less allowances of $157 and $165 at
          September 30, 1997 and December 31, 1996, respectively                    6,279         5,260
Other current assets                                                                1,261           963
                                                                                 ----------------------
          Total current assets                                                     15,645        16,966

Purchased software, net of accumulated amortization of $1,233 and $770
     at September 30, 1997 and December 31, 1996, respectively                      3,295         3,587
Capitalized software, net of accumulated amortization of $90 and $39 at
     September 30, 1997 and December 31, 1996, respectively                           524           750
Property and equipment, net of accumulated depreciation of $764 and
     $456 at September 30, 1997 and December 31, 1996, respectively                 1,379         1,221
Excess of cost over net assets of businesses acquired, less
     accumulated amortization of $1,771 and $1,267 at September 30, 1997 and
     December 31, 1996, respectively                                                8,332         8,836
Other assets                                                                        1,445           442
                                                                                 ----------------------
     Total assets                                                                $ 30,620      $ 31,802
                                                                                 ======================


             Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt and capital lease obligations        $  3,322      $    163
     Accounts payable, principally trade                                              619         1,019
     Accrued liabilities                                                              433           981
     Deferred service revenue                                                       3,116         2,418
                                                                                 ----------------------
          Total current  liabilities                                                7,490         4,581

Long-term debt and capital lease obligations, excluding current installments          194         4,265
                                                                                 ----------------------
          Total liabilities                                                         7,684         8,846
                                                                                 ----------------------

Shareholders' equity:
     Preferred stock, without par value.  Authorized 20,000 shares;
          designated Series A cumulative preferred stock 500 shares;
          issued none                                                                   0             0
     Common stock, $.01 par value.  Authorized 50,000 shares; issued and outstanding 20,392 and 20,172 shares at September 30, 1997 and
          December 31, 1996, respectively                                             204           202
     Additional paid-in capital                                                    32,964        32,819
Accumulated deficit                                                               (10,232)      (10,065)
                                                                                 ----------------------
          Total shareholders' equity                                               22,936        22,956
                                                                                 ----------------------
Commitments

     Total liabilities and shareholders' equity                                  $ 30,620      $ 31,802
                                                                                 ======================

     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                 -------------------------------------------------
                                                   1997          1996          1997         1996
                                                 -------------------------------------------------
                                                                     (Unaudited)
Revenue:
    Software                                     $ 1,790       $ 1,629       $ 4,648       $ 4,781
    Services                                       2,213         2,324         6,559         6,439
                                                 -------------------------------------------------
       Total revenue                               4,003         3,953        11,207        11,220
                                                 -------------------------------------------------

Cost of revenue:
    Software                                         201           138           886           450
    Services                                       1,136         1,226         3,682         3,449
                                                 -------------------------------------------------
        Total cost of revenue                      1,337         1,364         4,568         3,899
                                                 -------------------------------------------------

Gross profit                                       2,666         2,589         6,639         7,321
                                                 -------------------------------------------------

Operating expenses:
    Sales and marketing                              881           764         2,633         2,445
    Research and development                         431           471         1,219         1,076
    General and administrative                     1,113           938         3,018         2,783
                                                 -------------------------------------------------
         Total operating expenses                  2,425         2,173         6,870         6,304
                                                 -------------------------------------------------

Operating earnings (loss)                            241           416          (231)        1,017

Losses of affiliate                                 (120)           0           (151)           0
Interest income (expense), net                        44         (136)           157         (371)
                                                 -------------------------------------------------
Earnings (loss) before income taxes                  165           280          (225)          646
Income tax (expense) benefit                         (42)           0             58            0
                                                 -------------------------------------------------
Net earnings (loss)                              $   123       $  (280)      $  (167)      $   646
                                                 =================================================

Net earnings (loss) per common share and
common share equivalent:
    Primary                                      $  0.01       $  0.01       $ (0.01)      $  0.03
                                                 =================================================
    Fully diluted                                $  0.01       $  0.01       $ (0.01)      $  0.03
                                                 =================================================

Weighted average number of common shares and
common share equivalents outstanding
    Primary                                       21,283        18,934        20,267        18,505
                                                 =================================================
    Fully diluted                                 21,379        19,002        20,267        18,689
                                                 =================================================


     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                     ---------------------
                                                                        1997        1996
                                                                           (Unaudited)

Cash flows from operating activities:
    Net earnings (loss)                                              $  (167)      $   646
    Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
        Interest expense                                                 181             0
        Losses of affiliate                                              151             0
        Provision for doubtful accounts                                   (8)           (5)
        Depreciation and amortization                                  1,384         1,068
        Increase in trade accounts receivable                         (1,012)       (1,859)
        Increase in other current assets                                (572)         (182)
        Increase (decrease) in accounts payable                         (547)          904
        Increase (decrease) in accrued liabilities                      (548)          427
        Increase in deferred service revenue                             572           703
                                                                     ---------------------
             Net cash provided by (used in) operating activities        (566)        1,702
                                                                     ---------------------

Cash flows from investing activities:
        Purchased software                                              (171)       (1,080)
        Capitalized software development costs                          (558)         (593)
        Capital expenditures                                            (467)         (345)
        (Increase) decrease in other assets                             (411)           18
                                                                     ---------------------
              Net cash used in investing activities                   (1,607)       (2,000)
                                                                     ---------------------
Cash flows before financing activities                                (2,173)         (298)
                                                                     ---------------------
Cash flows from financing activities:
       Additional borrowings                                             140           205
       Principal payments on long-term debt, net                        (899)       (1,594)
       Proceeds from the issuance of common stock                        294           391
                                                                     ---------------------
             Net cash used in financing activities                      (465)         (998)
                                                                     ---------------------
Net decrease in cash and cash equivalents                             (2,638)       (1,296)

Cash and cash equivalents at beginning of period                      10,743         4,013
                                                                     ---------------------

Cash and cash equivalents at end of period                           $ 8,105       $ 2,717
                                                                     =====================


     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                           September 30, 1997 and 1996
                                   (Unaudited)

1.   General:

The consolidated condensed financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Healthdyne Information Enterprises, Inc.
("HIE" or the "Company") for the year ended December 31, 1996.

2.   Major Customer:

One customer accounted for 12% and 27% of the Company's revenue for the nine months ended September 30, 1997 and 1996, respectively. This one customer accounted for 29% of the Company's revenue for the three months ended September 30, 1996. No single customer accounted for 10% or more of the Company's revenue for the three months ended September 30, 1997.

3.   Earnings (Loss) Per Share of Common Stock:

Loss per share of common stock for the nine months ended September 30, 1997 for both primary and fully diluted calculation purposes is based on the weighted average shares of common stock outstanding without regard to the anti-dilutive effect of outstanding stock options. Earnings per share of common stock for the three months ended September 30, 1997 and for the three and nine months ended September 30, 1996 are based on the weighted average shares of common stock outstanding and dilutive outstanding stock options computed using the treasury stock method for primary and fully diluted calculation purposes.

4.   Long-Term Debt:

On April 30 and September 15, 1997, the Company prepaid, at a 20.6% and 10.3% discount, respectively, a portion of the principal and accrued interest totaling $503,597 and $229,930, respectively, due under the Company's convertible promissory note payable, which matures on January 2, 1998. The balance payable under this convertible promissory note totaled $3,505,854 as of September 30, 1997.

5. Commitment and Other Matters:

On June 13, 1997, the Company entered into agreements (the "Restructuring Agreements") relative to the restructuring of investors' interests in Criterion Health Strategies, Inc. ("CHS"). Under the Restructuring Agreements, CHS acquired the 26% equity ownership in CHS held by two CHS executive officers for a nominal fee, and such officers entered into employment agreements with CHS, pursuant to which each received an option to purchase 60,000 shares of HIE Common Stock at an exercise price of $2.88 per share. In addition, with respect to the 10% of the CHS equity which had been reserved for issuance upon the exercise of options granted or to be granted under the CHS stock option plan, CHS canceled all of the options outstanding under the plan, and the Company replaced such options with options to purchase an aggregate of 79,100 shares of HIE Common Stock at an exercise price of $2.88 per share. As the result of the consummation of the transactions contemplated by the Restructuring Agreements, the 25 shares of CHS Common Stock and the CHS promissory note held by the Company now represent on a fully diluted basis a 50% ownership interest in CHS. As of September 30, 1997, the Company has a remaining obligation of $200,000 under its $2 million funding commitment to CHS. The Company has an option, which is exercisable through December 31, 1997, to acquire the remaining 50% equity ownership interest in CHS from Massey Burch Capital Corp. ("Massey Burch") in exchange for 416,666 shares of HIE Common Stock or the equivalent number of shares having a fair market value of $2 million at the time the option is exercised.

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

        HCI. HCI contributed approximately 73% and 63% of HIE's consolidated revenue for the three and nine months ended September 30, 1997, respectively, through Cloverleaf integration engine software license fees and related implementation, maintenance and education fees. Software licenses are generally granted on a perpetual basis for a one-time, upfront fee. Implementation fees are typically based on actual hours of implementation service at standard hourly rates. Software maintenance agreements are generally one-year renewable service contracts for a prepaid standard fee. HCI charges a standard per-student amount for its education classes.

         IHS. IHS contributed approximately 27% and 37% of HIE's consolidated revenue for the three and nine months ended September 30, 1997, respectively. IHS provides clinical and other information solutions through the use of both proprietary and third-party software tools and by providing related system design, integration and consulting services. Software licenses and sub-licenses are generally granted on a perpetual basis for a one-time, upfront fee. Services are generally provided for a fixed fee based on estimated hours of service to be provided at standard hourly rates.

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

         On September 12, 1996, the Company entered into an agreement effective April 1, 1996, with a former majority-owned subsidiary, DataView Imaging International, Inc. ("DataView"), providing for a restructuring of the relationship between HIE and DataView, which included, among other things, a reduction of HIE's ownership interest in DataView from 61.5% to 19.5%. DataView's revenue of $130,000 and net loss of $152,000 for the three months ended March 31, 1996 are included in the Company's Consolidated Condensed Statement of Operations for the nine months ended September 30, 1996. Subsequent to March 31, 1996, DataView's financial position, results of operations and cash flows are no longer included in HIE's consolidated financial statements, and DataView is no longer considered an EBU.

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

Results of Operations

The following table sets forth for the periods indicated: (1) the relative significance of each EBU to the Company as a whole and (2) the percentage of total revenue for each component included in the Company's Consolidated Condensed Statements of Operations:


                                                      PERCENT OF REVENUE (UNLESS OTHERWISE INDICATED)
                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                    --------------------------------------------------
                                                     1997          1996           1997           1996
                                                     ----          ----           ----           ----
Total HIE revenue (in 000's)                        $4,004        $3,953        $11,207        $11,220

HCI                                                     73%           60%            63%            58%
IHS                                                     27%           40%            37%            41%
DataView                                                 0%            0%             0%             1%
                                                    --------------------------------------------------
   Total HIE revenue                                   100%          100%           100%           100%
                                                    ==================================================

Revenue:
   Software                                             45%           41%            41%            43%
   Services                                             55%           59%            59%            57%
                                                    --------------------------------------------------
         Total revenue                                 100%          100%           100%           100%
                                                    --------------------------------------------------

Cost of revenue:
    Software (as a percent of software revenue)         11%            8%            19%             9%
    Services (as a percent of services revenue)         51%           53%            56%            54%
         Total cost of revenue                          33%           35%            41%            35%

                                                    --------------------------------------------------
Gross profit                                            67%           65%            59%            65%
                                                    --------------------------------------------------

Operating expenses:
     Sales and marketing                                22%           19%            23%            22%
     Research and development                           11%           12%            11%             9%
     General and administrative                         28%           23%            27%            25%
                                                    --------------------------------------------------
          Total operating expenses                      61%           54%            61%            56%
                                                    --------------------------------------------------

Operating earnings (loss)                                6%           11%            (2)%            9%

Losses of affiliate                                     (3)%           0%            (1)%            0%
Interest income (expense), net                           1%           (4)%            1%            (3)%
                                                    --------------------------------------------------

Earnings (loss) before income taxes                      4%            7%            (2)%            6%

Income tax (expense) benefit                            (1)%           0%             1%             0%
                                                    --------------------------------------------------

Net earnings (loss)                                      3%            7%            (1)%            6%
                                                    ==================================================


Comparison of Three Months Ended September 30, 1997 and September 30, 1996

         Revenue. Total revenue was $4.0 million for both the three months ended September 30, 1997 as well as the three months ended September 30, 1996. HCI's revenue of $2.9 million for the three months ended September 30, 1997 was $582,000 higher than its revenue in the prior year's comparable period due primarily to a $190,000 increase in software maintenance revenue, a $143,000 increase in Cloverleaf integration engine software license fee revenue, and an increase of $215,000 in service revenue between the two periods. IHS' revenue of $1.1 million for the three months ended September 30, 1997 was $532,000 lower than the prior year's comparable period due primarily to a $442,000 decrease in service revenue associated with the completion of a large service engagement in the first quarter 1997 and the related reduction in the IHS service personnel staffing level during April 1997.

         Cost of revenue. Cost of revenue includes, among other things, compensation of service personnel, travel and software royalties and amortization. The cost of revenue was $1.3 million for the three months ended September 30, 1997 compared to $1.4 million for the three months ended September 30, 1996, a decrease of 2%. The slight decrease between the two periods was attributable to the net effect of a higher level of revenue, a shift in the revenue mix toward software, which is typically less costly than service, and improved service productivity.

         Gross profit. The Company's gross profit was approximately $2.7 million or 67% of revenue for the three months ended September 30, 1997 compared to $2.6 million or 65% for the three months ended September 30, 1996. The improved gross profit as a percent of revenue is due to a shift in the revenue mix toward software, which is typically more profitable than service, and the improved productivity of service personnel.

         Sales and marketing. Sales and marketing expense includes, among other things, compensation of sales and marketing personnel, sales commissions, travel and advertising. Sales and marketing expense was $881,000 or 22% of revenue for the three months ended September 30, 1997 compared to $764,000 or 19% of revenue for the three months ended September 30, 1996, an increase of 15%. The $117,000 increase in sales and marketing expense between the periods was due primarily to the increase in the size of the Company's direct sales force.

         Research and development. Research and development expense includes, among other things, compensation of research and development personnel, depreciation and lease expense of research and development equipment and travel. Research and development expense was $431,000 or 11% of revenue for the three months ended September 30, 1997 compared to $471,000 or 12% of revenue for the three months ended September 30, 1996, a decrease of 8%. Cash expenditures for research and development were approximately the same during both periods, but the level of capitalization of internally developed software increased from 24% in the third quarter 1996 to 31% in the third quarter 1997.

 General and administrative. General and administrative expense includes, among other things, compensation of finance, accounting and administrative personnel, goodwill amortization, office rent and insurance. General and administrative expense was $1.1 million or 28% of revenue for the three months ended September 30, 1997 compared to $938,000 or 24% of revenue for the three months ended September 30, 1996. The slight increase between the two periods was due primarily to an increase of $75,000 of bad debt expense.

         Interest income (expense), net. Net interest income was $44,000 for the three months ended September 30, 1997 compared to net interest expense of $136,000 for the three months ended September 30, 1996, representing an increase in net interest income of $180,000. The increased net interest income is due primarily to (1) interest income resulting from the investment of most of the $10.3 million net proceeds from the Company's public offering of 2.75 million shares of its Common Stock during November 1996 and (2) decreased interest expense related to various payments of long-term debt and accrued interest totaling approximately $3.3 million during the twelve months ended September 30, 1997.

         Income tax (expense) benefit. The Company recorded an income tax expense of $42,000 for the three months ended September 30, 1997 based on management's belief that the Company will generate taxable income above the level of available net operating loss carryforward benefits for the year ended December 31, 1997. The Company had no income tax expense for the three months ended September 30, 1996 due to the utilization of available net operating loss carryforward benefits.

Comparison of Nine Months Ended September 30, 1997 and September 30, 1996

         Revenue. Total revenue was $11.2 million for both the nine months ended September 30, 1997 and the nine months ended September 30, 1996. DataView comprised 1% of HIE's consolidated revenue for the nine months ended September 30, 1996, but DataView is no longer included in the Company's consolidated revenue effective April 1, 1996 as discussed above. HCI's revenue of $7.1 million for the nine months ended September 30, 1997 was $624,000 higher than its revenue in the prior year's comparable period primarily due to a $731,000 increase in software maintenance revenue and a $152,000 increase in other service revenue, partially offset by a $350,000 reduction in Cloverleaf integration engine software license fee revenue. Management believes that this reduced level of Cloverleaf integration engine software license fee revenue in the first nine months of 1997 is attributable to sales timing issues as evidenced by the improved performance during the second and third quarters of 1997 discussed above. IHS' revenue of $4.1 million for the nine months ended September 30, 1997 was $507,000 lower than the prior year's comparable period due to a $1.6 million reduction in service revenue in the first quarter 1997, which was somewhat offset by a $1.1 million increase in software tool revenue from the HIE-proprietary Community Person Index ("CPI") software tool released in the first quarter 1997 and third-party software tools for imaging, workflow and COLD ("Computer Output to Laser Disk") that are sub-licensed to end users by IHS.

         Cost of revenue. The cost of revenue was $4.6 million for the nine months ended September 30, 1997 compared to $3.9 million for the nine months ended September 30, 1996, an increase of 17%. Most of the increased cost of revenue was attributable to the relatively higher mix of third-party software tool license fee revenue in the first nine months of 1997 compared to the first nine months of 1996. Third-party software tools, such as imaging, workflow and COLD, typically have a higher cost of revenue than proprietary software tools, such as the Cloverleaf integration engine and the CPI. The remaining increase in the cost of revenue was attributable to the relatively low level of service personnel productivity at IHS in the first nine months of 1997 compared to the first nine months of 1996. The IHS service personnel staffing level was appropriately reduced in April 1997 in response to this situation and the IHS service personnel productivity steadily improved during the second and third quarters of 1997.

         Gross profit. The Company's gross profit was $6.6 million for the nine months ended September 30, 1997 compared to $7.3 million for the nine months ended September 30, 1996, a decrease of 9%. The primary reason for the reduced gross profit in the first nine months of 1997 was the lower level of highly profitable Cloverleaf integration engine software license fee revenue discussed above. A secondary reason for the reduced gross profit in the first nine months of 1997 was the relatively low level of IHS service personnel productivity also discussed above.

         Sales and marketing. Sales and marketing expense was $2.6 million or 23% of revenue for the nine months ended September 30, 1997 compared to $2.4 million or 22% of revenue for the nine months ended September 30, 1996, an increase of 8%. The $188,000 increase in sales and marketing expense between the periods was due to an increase in the size of the Company's direct sales force, offset somewhat by the exclusion of DataView from the Company's consolidated operating results for the first nine months of 1997, both as discussed above.

         Research and development. Research and development expense was $1.2 million or 11% of revenue for the nine months ended September 30, 1997 compared to $1.1 million or 10% of revenue for the nine months ended September 30, 1996, an increase of 13%. Cash expenditures for research and development increased $108,000 between the two periods due primarily to increased staffing for various research and development projects at HCI, and the level of capitalization of internally developed software decreased from 36% in the first nine months of 1996 to 31% in the first nine months of 1997.

         General and administrative. General and administrative expense was $3.0 million or 27% of revenue for the nine months ended September 30, 1997 compared to $2.8 million or 25% of revenue for the nine months ended September 30, 1996, an increase of $235,000 or 8%. There were no significant changes in the components of general and administrative expense between the periods.

 Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $151,000 in the nine months ended September 30, 1997. The December 1995 transaction with Massey Burch, which provided for a sharing of the Company's funding commitment to CHS, had the additional result of relieving the Company of the requirement to report any losses from CHS during the year ended December 31, 1996.

         Interest income (expense), net. Net interest income was $157,000 for the nine months ended September 30, 1997 compared to net interest expense of $371,000 for the nine months ended September 30, 1996, representing an increase in net interest income of $528,000. The increased net interest income is due to
(1) interest income resulting from the investment of most of the $10.3 million net proceeds from the Company's public offering of 2.75 million shares of its Common Stock during November 1996 and (2) decreased interest expense related to various payments of long-term debt and accrued interest totaling approximately $3.3 million during the twelve months ended September 30, 1997.

         Income tax (expense) benefit. The Company recorded an income tax benefit of $57,000 for the nine months ended September 30, 1997 based on management's belief that the Company will generate taxable income above the level of available net operating loss carryforward benefits for the year ended December 31, 1997. The Company had no income tax expense for the nine months ended September 30, 1996 due to the utilization of available net operating loss carryforward benefits.

Liquidity and Capital Resources

         The Company historically financed both its operations since inception and its investments in EBUs primarily through equity investments totaling $22.0 million by Healthdyne. Following the Spin-Off, Healthdyne had no obligation or intention to make additional advances or equity infusions in the Company. During November 1996, the Company sold 2.75 million shares of its Common Stock in a public offering and received proceeds of $10.3 million, after deducting all offering-related expenses. The Company used $800,000, $400,000, and $200,000 to partially prepay certain long-term debt at a discount during November 1996, April 1997, and September 1997, respectively. HIE invested another $350,000, $100,000, and $50,000 in CHS during February, May, and August 1997, respectively. The Company intends to use the remainder of the net proceeds of this offering for working capital and general corporate purposes, including the satisfaction of the Company's remaining $200,000 funding commitment to CHS. The Company's present financial condition and its plans for future working capital and other capital requirements are further discussed below.

         The Company has working capital of $8.2 million at September 30, 1997 compared to $12.4 million at December 31, 1996. The primary reason for the $4.2 million decrease in working capital between December 31, 1996 and September 30, 1997 is the reclassification of long-term debt totaling $4.1 million as of December 31, 1996 that matures on January 2, 1998 to a current liability. Cash decreased $2.6 million during the nine months ended September 30, 1997 compared to a $1.3 million decrease during the nine months ended September 30, 1996 for the reasons discussed below.

         Net cash used in operating activities totaled $566,000 for the nine months ended September 30, 1997 compared to net cash provided by operating activities of $1.7 million for the nine months ended September 30, 1996. The $2.3 million total variance between the two periods is primarily attributable to the decreased cash flow resulting from the net loss recorded during the nine months ended September 30, 1997 compared to the net earnings recorded in the nine months ended September 30, 1996. In addition, there were various changes in the components of working capital, most notably the cash used to reduce accrued liabilities and accounts payable and to increase other current assets, all of which were offset somewhat by the reduced amount of cash used for the increase in accounts receivable.

         Net cash used in investing activities was $1.6 million for the nine months ended September 30, 1997 compared to $2.0 million for the nine months ended September 30, 1996. The Company purchased $909,000 less third-party software in the first nine months of 1997 compared to the first nine months of 1996, but had $122,000 more capital expenditures, primarily for computer equipment, during the first nine months of 1997 compared to the first nine months of 1996 and invested another $500,000 in CHS during the first nine months of 1997 as previously discussed.

         Net cash used in financing activities was $465,000 for the nine months ended September 30, 1997 compared to $1.0 million for the nine months ended September 30, 1996. Most of this $533,000 variance between the two periods is attributable to the level of debt payments. As discussed above, the Company prepaid $400,000 and $200,000 of debt during April and September 1997, respectively. HIE made HCI acquisition-related debt payments totaling $1.6 million during the first nine months of 1996. The proceeds from the issuance of Common Stock relate to the exercise of stock options during both periods.

         As of September 30, 1997, the Company had $3.3 million of debt financing scheduled for payment over the next twelve months. Most of that total is payable in cash or the Company's Common Stock at a $3.50 per share conversion price at the option of the convertible promissory note holders on January 2, 1998. The Company's Common Stock is trading below the $3.50 conversion price as of September 30, 1997.

         During August 1997, HCI renewed and extended through August 1998 its line of credit with a bank. The credit line was increased from $1 million to $2 million on essentially the same terms and conditions as the expiring line of credit with said bank. The Company plans to maintain this $2 million line of credit for unanticipated needs and financial flexibility. Based on its current business plan and business model projections, the Company believes that currently available cash and anticipated cash flow from operating activities will be sufficient to meet the Company's capital requirements, including the payment of all maturing debt in cash and its remaining funding commitment to CHS, for at least the next twelve months and for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                11 - Statements of Computation of Per Share Earnings (Loss).

                27 - Financial Data Schedule (for SEC use only).

         (b)  Reports on Form 8-K.

                During the quarter ended September 30, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Healthdyne Information Enterprises,  Inc.


November 14, 1997                   By:   /s/ Cheryl N. Blanco
                                       --------------------------------------
                                       Cheryl N. Blanco
                                       Controller,
                                       Chief Accounting Officer,
                                       and Assistant Secretary
                                       (duly authorized and chief
                                       accounting officer)