Form 10-K
period 1997-12-31
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1998-03-24
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-K
                                   ---------
                  (Mark One)
                  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the registrant's Common Stock (based upon the closing sales price quoted on the Nasdaq National Market) held by nonaffiliates as of March 18, 1998 was approximately $41,598,047.

         As of March 18, 1998, 20,909,221 shares of the registrant's Common Stock, par value $.01 per share (together with associated preferred stock purchase rights), were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.       BUSINESS

         Certain of the statements made in this Item 1 and in other portions of this Report and in documents incorporated by reference herein constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed in "Business --Factors Affecting Future Performance" herein. See "Business -- Factors Affecting Future Performance -- Risks Associated with Forward-Looking Statements."

INTRODUCTION

         Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") provides software tools and services on a worldwide basis to enable its customers to achieve the enterprise-wide integration of information from the disparate information systems located throughout a typical enterprise. HIE's target customer is the "enterprise," which is either a single entity with multiple departments or multiple entities that are joined together to fulfill a common mission. HIE's integration software tools and skilled information technology professionals enable its customers to obtain mission-critical information for their operations, while protecting, rather than replacing, their existing information systems investment.

         HIE distributes its software through both an internal sales force and third parties. HIE offers an array of complementary services, including education, consulting, project management, information integration, technology-driven re-design, software maintenance, implementation and expert-sourcing. While approximately 88% of HIE's revenue is generated within the United States, HIE has customers in 18 countries and five continents. Substantially all of HIE's historical revenue was generated from the healthcare industry, but HIE is currently pursuing customers in other industries, such as banking and financial services. HIE's objective is to help its worldwide customers obtain and implement the most cost-effective, user-friendly system integration solutions possible.

         HIE was incorporated in Georgia on June 15, 1994 and was a wholly-owned subsidiary of Healthdyne, Inc. ("Healthdyne") until November 6, 1995 at which time Healthdyne distributed all of the outstanding shares of HIE to Healthdyne's shareholders (the "Spin-Off"). HIE's common stock is publicly traded on the Nasdaq National Market under the symbol "HDIE." HIE has three wholly-owned subsidiaries (Healthcare Communications, Inc. ("HCI"), Integrated Healthcare Solutions, Inc. ("IHS") and Criterion Health Strategies, Inc. ("CHS")). During November 1997, the operations of these subsidiaries were combined with the parent Company, HIE, under a functional organization structure, i.e., sales, service, research and development and finance.

HIE'S INTEGRATION SOLUTIONS

         The Company's objective is to become a leading international provider of system integration solutions. The key elements of the Company's strategy to accomplish this objective are (1) identify and focus on industry markets that present significant system integration opportunities; (2) develop or license leading-edge integration software tools that are easily transportable to the identified target markets; (3) establish comprehensive distribution channels for these integration software tools to the target markets; and (4) provide comprehensive integration services to the target markets.

         The Company expects the following external factors to affect the market for integration software tools and integration services in future years: the continued consolidation of enterprises within various industries to achieve economies of scale; (2) the growing importance of information for the survival and prosperity of various enterprises; (3) the increasing complexity of information technology; and (4) the year 2000 issue. The Company's integration engine has the capability to detect when a system is not Year 2000 compliant and has the capability to convert information that is not Year 2000 compliant into Year 2000 compliant information when it provides such information to a Year 2000 compliant system elsewhere in the enterprise.

HIE'S STRATEGY

         In the fourth quarter of 1997, HIE redefined its strategic direction as The Integration Solutions Company focused on providing software tools and services to achieve the enterprise-wide integration of information. Prior to making this shift in strategic direction, the Company sold and distributed certain proprietary and third-party clinical workstation tools including, among others, the Clinical Assessment and Support System ("CASS"), Document Image Management, Workflow Management, Intranet and Internet Workflow Management, Teleradiology Computer Systems and Clinical Image Management. While the Company plans to complete its contractual development efforts for its proprietary CASS software tool, HIE no longer actively sells and distributes the software tools listed in the preceding sentence, since such tools are outside the scope of the Company's redefined strategic direction referred to above. Consequently, HIE wrote off certain third-party and internally developed software, related project costs and accounts receivable and other costs totaling approximately $4.7 million during the fourth quarter of 1997. See Note 1(k) of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

         HIE's strategy is to develop leading-edge integration software tools for use, either with or without HIE's assistance, in a variety of vertical industry channels, such as healthcare, banking and financial services. In addition, HIE will continue to offer integration software tool-related and other integration services to its customers.

SOFTWARE TOOLS AND SERVICES

         HIE provides the software tools and services for the integration of the multiple hardware and application software components comprising an information system for an enterprise to achieve the enterprise-wide integration of information. HIE does not sell either hardware, such as personal computers or monitors, or application software, such as general accounting systems or pharmacy systems. HIE strives to protect, rather than replace, its customers' investment in hardware and software, while helping them obtain mission-critical information to operate the enterprise.

         The integration software tools and integration services offered by the Company are listed and explained below:

         INTEGRATION SOFTWARE TOOLS                 INTEGRATION SERVICES
                Cloverleaf(R)                            Education
                  EMerge(TM)                             Consulting
                 Criterion(TM)                       Project Management
                ExpresSuite(TM)                   Information Integration
                                                  Technology-driven Re-design
                                                      Software Maintenance
                                                       Implementation
                                                       Expert-Sourcing

INTEGRATION SOFTWARE TOOLS

         HIE provides the following user-friendly, open-architecture integration software tools that are designed to fulfill complementary system integration functions for an enterprise.

         Cloverleaf Integration Engine. The Cloverleaf integration engine provides a solution for replacing individual system-to-system interfaces within an enterprise. Cloverleaf has the capability of connecting message streams and data structures from disparate systems both locally and over wide area networks. It facilitates data interchange by connecting different applications and hardware together via an open architecture concept involving standard protocols. This interface, integration and migration tool routes and reformats data, changes communications protocols and combines and explodes messages to keep network systems synchronized.

         The integration engine improves the accuracy, delivery, availability and recoverability of information through the following advantages: information pooling of all system data; integration and communication of binary, x-ray, digital and other sources of data; and security defined on a per connection basis with multiple-level audit trails for any or all transactions. Cloverleaf reduces ongoing support costs with a graphical user interface that allows users to easily design their own integration interfaces.

         EMerge Enterprise Master Person Index. Each information system with people-specific information within an enterprise typically has its own master person index ("MPI") as a key to information contained in that system's database. EMerge integrates MPIs of multiple disparate information systems by establishing an enterprise-wide shared MPI so that a system user within an enterprise can request information from or link to information in these disparate information systems. Emerge is a cross-referenced index which can be used as a foundation for an enterprise-wide data repository or warehouse and has the following advantages: duplicate record detection and resolution functions; remote system indexing and data location information to link disparate systems; management of demographic information; support of customer-defined event history; and scaleable distributed architecture to support large enterprises. EMerge was also designed to improve data access time and ensure accurate linkages of information stored in disparate information systems and to be both vendor and interface engine independent.

         Criterion Enterprise Management Tool Set. The Company's enterprise management software tools access data that exist in a variety of databases within an enterprise to provide consolidated mission-critical information as the basis for more comprehensive analysis. With such enterprise-wide consolidated information, customers can better analyze and understand key relationships between the various dimensions of their business, especially operational and financial performance. The Company's enterprise management tools include the following:

         Criterion Information Management Tools. With the Criterion Information Management Tool Set, an enterprise can access operational, financial and other data stored in a variety of databases across the enterprise, and consolidate identified mission-critical information into a business data model which reflects the key information requirements of the various business disciplines. The Criterion tool set manages (i) the complex task of consolidating data from the source systems, (ii) the mapping and transformation of data into the customer's business data model, and (iii) the changes to the business data model as the customer's information needs change. The Criterion Information Management Tool Set manages the consolidation of a variety of enterprise data, including operational, financial and other data from disparate systems to one point of access. CHS licenses its information management technology from Fiserv CIR, Inc. See "Licenses and Distribution Agreements."

         Criterion Report Center. The Criterion Report Center, a sophisticated workstation tool, provides customers with the ability to analyze and report on mission-critical information in the way that they want it presented. Through advanced scheduling and distribution capabilities, the Criterion Report Center can fully automate analysis and report production and then route the results to key information users to most effectively deploy information throughout the enterprise on a timely basis. These capabilities can satisfy individual information needs without requiring that every individual be capable of running a workstation. For example, as enterprises broadly implement workstation technology, the Criterion Report Center can automatically complete the feedback loop necessary for improving operational performance by providing the customer with information necessary to assess key operating results relative to predetermined standards of performance.

         Criterion Survey Engine. The Criterion Survey Engine was developed as a data collection tool to enable the enterprise to collect direct feedback about customer satisfaction. Other information can be collected directly from customers using the Criterion Survey Engine, such as their opinions on matters that could influence the enterprise's strategic planning. Additionally, opinion information from other sources such as customer prospects or employees can be captured using this tool set. The data collected automatically populates the business data model with important data that are not generally being collected at the present time. This information is valuable feedback to an enterprise and an increasingly important factor in the measurement of its performance, the determination of corrective action and planning for the enterprise's future.

         ExpresSuite. The ExpresSuite of software tools performs such complex system integration functions as single sign-on, single view, screen animation and security.

         Express Single Sign-On. Express Single Sign-On allows a user to log on to disparate information systems from a single dumb terminal or a personal computer. In addition to eliminating unnecessary hardware, Express Single Sign-On saves a user the time of logging into the multiple security systems of the disparate systems.

         Express Single-View. Express Single-View is designed to be a technician's integration software tool that enables him to make information interactively accessible from and/or inputted to disparate information systems from a single workstation as if the disparate systems were one system. Express Single-View is in development and is scheduled for release during the second half of 1998.

         Screen Animation. The Company presently markets the Compass screen animator while the Express Screen Animator is being developed. The Express Screen Animator is scheduled for release during the second half of 1998. The Compass screen animator facilitates data interchange with legacy information systems which do not use standard protocols. It connects systems by reading data streams as they come from the mainframe and automatically translates the character-based information into a graphical interface. The features of Compass include easy configuration using point-and-click methods; support of data storage and retrieval in a variety of relational data models through storage-independent libraries; and an application programming interface for original equipment manufacture development of new user applications which inter-operate with other applications. The Compass screen animator technology is licensed from ICS (Sales) Ltd. See "Licenses and Distribution Agreements."

         Express Security. The Express Security integration software tool is designed both to facilitate authorized access to disparate information systems, which typically have their own security features, and to prohibit unauthorized access to all or specific information within disparate information systems. Express Security is in development and is scheduled for release during the second half of 1998.

INTEGRATION SERVICES

         HIE believes that each customer's needs will vary according to its existing technology infrastructure and its internal capacity for handling system integration issues. As of December 31, 1997, the Company employed 54 people in services. HIE's skilled information technology specialists perform a variety of system integration services ranging from "do-it-yourself" education to "do-it-for-you" expert-sourcing with a variety of forms of integration assistance in between these extremes.

         Education. HIE's integration software tools are designed to be used by its customers with little or no ongoing HIE assistance. Toward that end, HIE offers a broad curricula regarding HIE integration software tool utilization and other system integration topics at regularly-scheduled intervals for varied skill levels to enable its customers to "go it alone" if they so desire.

         Consulting. In today's complex enterprise-wide information systems environment, many of HIE's customers engage HIE to help them determine their information systems strategy. HIE's information system design consultants help customers assess their information needs and then develop a strategy for obtaining that information in a cost-effective and efficient manner using their existing disparate information systems, either with or without further assistance from HIE.

         Project Management. Information system implementations are complex undertakings. HIE's project managers have years of implementation experience with a variety of hardware and software vendors. HIE provides this experienced leadership to both vendors and enterprises to meet the challenges of implementing and integrating a system into the enterprise-wide information network.

         Information Integration. Data may be stored in disparate systems located throughout the enterprise. HIE's integration specialists design and implement automated solutions to convert data from these disparate information systems into point-of-decision information required to operate the enterprise.

         Technology-driven Re-design. To maximize the potential benefits to be derived from technology, the processes being automated may require alteration. HIE believes that automation and process improvement go hand-in-hand. HIE's integration specialists help ensure that the manual and automated processes for functions within an enterprise are optimized to provide cost-effective, timely information.

         Software Maintenance. In conjunction with the sale of its proprietary integration software tools, HIE offers its customers 24-hour a day, 365-days a year telephone support to help the customer effectively and efficiently utilize the Company's integration software tools. In addition, HIE fixes software bugs and provides periodic integration software tool enhancements under its standard software maintenance agreements with its customers.

         Implementation. HIE offers implementation services for both its proprietary as well as third-party integration software tools. Depending on the availability of skilled internal resources, customers typically rely partially or completely upon HIE to implement their purchased integration software tools. In addition, once implemented, customers may subsequently engage HIE to implement a software upgrade or a complex systems interface.

         Expert-Sourcing. Some customers prefer to have HIE assume partial or complete responsibility for their system integration needs. In these cases, HIE typically enters into a multiple-year engagement for one or more of its integration specialists to provide up to 24-hours a day, 365-days a year integration support, either with or without HIE's integration software tools.

SALES AND MARKETING

         The Company sells its integration software tools and integration services through both a direct sales force and third-party distributors.

         As of December 31, 1997, the Company has 29 sales and marketing personnel, of whom 19 are direct sales personnel. Two of the 19 direct sales personnel focus primarily on establishing and maintaining third-party distributor relationships for the sale of the Company's integration software tools. Three of the 19 direct sales personnel focus primarily on selling integration services to existing customers. The remaining 14 of the 19 direct sales personnel focus primarily on selling both integration software tools and integration services to new accounts. All of the direct sales personnel are paid a base salary plus commissions at escalating rates based on sales volume and sales timing bonuses.

         Third-party distributors of the Company's integration software tools include, among others, original equipment manufacturers, system integrators and application software vendors. For example, the Cloverleaf integration engine is distributed by International Business Machines Corporation, Science Applications International Corporation, Triple P Management B.V. and others. The Company intends to aggressively pursue the expansion of its distribution channels by adding additional select third-party channel partners with complementary software tool, product and service offerings, including, among others, original equipment manufacturers, systems integration companies, other application software vendors and consulting firms, each of whom may serve one or more industries, including healthcare, banking, financial services and others.

         Approximately 88% of HIE's revenue is generated within the United States. The Company intends to continue to pursue international sales opportunities in select countries. For example, the Company has established a distribution network in German-speaking countries for one or more of its software tools with several healthcare information system vendors, including Data-Plan Software GmbH, debis Systemhaus SFI GmbH, Gesellschaft Fuer Systemforschung und Dienstleistungen im Gesundheitswesen GmbH, and Triple P Management B.V., in addition to other distributors with worldwide distribution rights, such as IDX Corporation, International Business Machines Corporation and Science Applications International Corporation.

RESEARCH AND DEVELOPMENT

         HIE's research and development effort is an ongoing process of working with customers, prospects and market analysts to identify and address the present and future system integration needs of the enterprise. The Company anticipates that it will address those identified information needs through joint development activities with customers, internal development activities or acquired technology, depending on such factors as customer resource availability, the number of high priority needs, the number and type of technical skills required and market timing considerations. As of December 31, 1997, the Company employed 34 people in research and development. The Company spent approximately $1.6 million, $1.6 million and $1.9 million on research and development for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company has developed internally the following integration software tools: the Cloverleaf Integration Engine, the Criterion Console, the Criterion Survey Engine and the ExpresSuite of software tools. EMerge was designed internally, but programmed for HIE's exclusive use by a third party. HIE licenses the exclusive use of the Criterion Information Management Tools within the healthcare industry from a third party.

         The Company believes that an open computing architecture gives maximum freedom to the user in customizing information systems to meet the specific needs of the enterprise. This freedom fits the Company's strategy in several ways. First, the Company's integration software tools allow customers to leverage their existing investment in information technology resources by connecting different legacy information systems together via an open architecture concept involving standard protocols. Second, the ability to link legacy systems with other applications through the Company's integration software tools enables customers to make gradual system upgrades which avoids major capital commitments and related internal review and approval complications. This ability also allows customers to pursue best-of-breed information system strategies. Finally, the Company has minimized the dependence of its integration software tools on any one third-party vendor by using industry standard open architecture such as the UNIX and NT operating systems and SQL databases. The Company intends to continue to develop new integration software tools in an open architecture format that relies on an object-oriented programming approach for speed of development.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company currently relies solely on common law copyrights and trade secrets for proprietary protection of its integration software tools. Although HIE does not currently have patent protection with respect to any aspect of its integration software tools, the Company does have patent applications pending for some of its integration software tools. In the absence of meaningful intellectual property protection, such as patents, the Company may be vulnerable to competitors who could lawfully attempt to copy the Company's integration software tools. Moreover, without patents on the integration software tools, there can be no assurance that other competitors may not independently develop the same or similar technology. The Company routinely applies for trade and service mark protection as appropriate.

         The Company is dependent upon third-party suppliers to license to it necessary technology that is incorporated into certain of the Company's integration software tools. The Company has less control over the scheduling and quality of work of third-party suppliers than its employees. Furthermore, the Company's agreements to license certain third-party technology will terminate after specified dates unless renewed. To the extent possible, the Company has determined that the third-party intellectual property used in its software tools is public domain or used in accordance with licensed terms, including the license terms of freeware used in its tools. However, while HIE believes that it has all rights necessary to market and sell its solutions without infringement of intellectual proprietary rights held by others, the Company typically has not filtered third-party software through a clean room procedure and it has not conducted a formal infringement search so that there can be no assurance that such conflicting rights do not exist. There can be no assurance that such use is in compliance with such licenses or that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future integration software tools and that such claims or proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations. An adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain software tools, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. As the number of integration software tools in the industry increases and the functionality of these integration software tools further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, or at all.

ORGANIZATIONAL STRUCTURE

         HIE has three wholly-owned subsidiaries (HCI, IHS and CHS), whose operations were combined with the parent Company, HIE, under a functional organization structure, i.e., sales, service, research and development and finance, effective November 21, 1997. Prior to that time, each subsidiary operated as an independent, but interrelated, entity referred to by the Company as an Entrepreneurial Business Unit ("EBU"). The Company changed to the present organizational structure in an attempt to be more responsive to the marketplace and to streamline operations. The Company believes that the current organizational structure will expand the depth and breadth of its integration software tool distribution capability, improve the productivity of its integration software tool development efforts, enhance the efficiency and effectiveness of its customer service operations and eliminate duplicate effort throughout the organization.

         The original investment in each EBU other than IHS was made by Healthdyne, which was the sole shareholder of the Company until the Spin-Off. Since Healthdyne transferred its interest in the EBUs to HIE prior to the Spin-Off, the following summary of the Company's current investment in and relationship with the various EBUs refers to HIE rather than Healthdyne. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" regarding HIE's relationship with DataView Imaging International, Inc. ("DataView"), a former EBU.

         HCI. The Company initially acquired a 44% equity ownership interest in HCI, a provider of integration engine software and related services located in Dallas, Texas, in October 1994; increased its interest to 57% effective January 1, 1995; and finally increased its interest to 100%, making HCI a wholly-owned subsidiary of HIE, effective December 31, 1995.

         IHS. IHS, a provider of enterprise master person index and other software tools and various integration services, is an internally developed, wholly-owned subsidiary of the Company located in Marietta, Georgia and has been in existence since May 30, 1995.

         CHS. In October 1994, the Company committed to make certain loans to CHS, a provider of enterprise management software tools and related services located in Nashville, Tennessee, with such loans being convertible into a 64% equity ownership interest in CHS. During 1995, Massey Burch Capital Corp. ("Massey Burch") agreed to share equally HIE's funding commitment to CHS in exchange for half of HIE's potential equity ownership interest in CHS. In December 1996, HIE acquired an option (the "Option") to purchase Massey Burch's potential equity ownership interest in CHS. In June 1997, the existing and potential equity ownership interests of various parties in CHS were restructured and all equity ownership interests in CHS held by persons other than HIE and Massey Burch were canceled in exchange for the grant of options to purchase 199,100 shares of HIE common stock to CHS executive management and other employees at the fair value on the date of grant. On December 31, 1997, HIE exercised the Option to acquire Massey Burch's 50% equity ownership interest in CHS, bringing HIE's equity ownership interest in CHS to 100% in exchange for 416,666 shares of HIE common stock and a warrant to purchase 50,000 shares of HIE common stock for $1.59 per share exercisable through December 2003.

LICENSES AND DISTRIBUTION AGREEMENTS

         On May 25, 1995, HIE entered into a Corporation Reseller Agreement with InterTech Imaging Corporation ("InterTech"), under which the Company has made a $500,000 license prepayment. The agreement grants HIE the non-exclusive right to distribute InterTech's DocuPACT software world-wide in the healthcare market and a right of first refusal on any proposed InterTech healthcare-related exclusive joint venture or exclusive healthcare licensing agreement with a third party. The agreement is automatically renewed each May 25th unless terminated by either party upon sixty days written notice. Prior to the Company's change in strategic direction in the fourth quarter of 1997, HIE sold the DocuPACT software as a part of its document imaging tools. HIE no longer actively sells the DocuPACT software. See " -- HIE's Strategy."

         On September 12, 1995, HCI entered into a Technology License Agreement with ICS (Sales) Ltd ("ICS"), under which the Company paid $400,000 upon delivery of source code and documentation. This agreement was assignable to HIE in conjunction with the acquisition of HCI by HIE. HCI has an 18 month exclusive, nontransferable license to market and sell ICS software in the healthcare market in Canada, the United States and Mexico. HCI also has a five year non-exclusive, nontransferable license elsewhere in the world, excluding the healthcare market in the United Kingdom, to enter into sub-licenses with respect to ICS products. A version of the ICS TALK software has been modified by HCI to operate in conjunction with the Cloverleaf integration engine and is marketed and licensed by HCI as its Compass screen animator. As a result of HIE's change in strategic direction in the fourth quarter of 1997, HIE no longer actively sells the Compass screen animator as a stand-alone software tool. See "Integration Software Tools."

         On October 13, 1995, CHS entered into a Distribution Agreement with Fiserv CIR, Inc. ("Fiserv"), which grants perpetual exclusive rights to CHS throughout the world to market, distribute and license an information system application owned by Fiserv currently known as InformEnt to end users and through distributors in the healthcare industry. The agreement defines the term "healthcare industry" as entities that provide healthcare medical services to patients including, but not limited to, hospitals, physicians, managed care organizations, integrated delivery networks, federal, state and local government health services agencies, associations whose membership is predominately healthcare professionals, home healthcare companies, insurance companies and federal, state and local governments. CHS's exclusive rights over all countries except the U.S. shall be automatically revoked in the event CHS does not establish a written licensing agreement with at least one international entity by December 31, 1999. CHS must pay Fiserv the greater of
(i) 6% of revenues from end users for Fiserv's software or (ii) base license fees of $300,000, $240,000, $400,000 and $560,000 for 1995 through 1998, respectively. The annual base license fee for each year beginning 1999 shall be $560,000. CHS may elect to terminate the agreement after December 31, 1999 upon six months prior written notice and payment of $280,000 plus any outstanding amounts due pursuant to the agreement. Said distribution agreement is automatically and irrevocably assigned to HIE in the event of the failure of CHS to pay the license fees when due to Fiserv. The Fiserv software is incorporated into the Criterion Information Management Tools. As a result of HIE's acquisition of a 100% interest in CHS on December 31, 1997, HIE has requested Fiserv's consent to the assignment of the agreement by CHS to HIE. HIE believes that Fiserv will consent to that assignment. See "Integration Software Tools."

On June 12, 1996, HIE entered into a ten-year agreement with DataView which grants to the Company a perpetual, royalty-free, non-exclusive, non-transferable, worldwide license to use DataView's clinical image management software in the Company's service business to the extent that said use does not directly compete with one of DataView's products. In addition to its royalty-free distribution rights status, the Company has a Most Favored Nations pricing status with respect to the teleradiology and the Mini-PACS product fees. HIE no longer actively sells or distributes DataView's products. See "--HIE's Strategy."

CUSTOMERS

         The "enterprise" is HIE's target customer. An enterprise is either a single entity with multiple departments or multiple entities that are joined together to fulfill a common mission. For example, a hospital, which has laboratory, radiology, pharmacy and other departments, is an enterprise, and an integrated healthcare delivery network, which consists of hospitals, clinics, imaging centers, physicians, home health care providers, management service organizations, employers, payers and others, is also an enterprise. No single customer accounted for more than 10% of the Company's revenue in either 1997 or 1995. One customer accounted for approximately 25% of the Company's revenue in 1996. No single distributor provided customers to the Company that accounted for more than 10% of the Company's revenue in either 1997 or 1996. One distributor provided customers to the Company that accounted for approximately 18% of the Company's revenue in 1995.

         HIE has granted approximately 650 licenses for the use of its software integration tools. HIE has provided integration services to approximately 450 customers.

BACKLOG

         The Company has contracts for the delivery of certain integration software tools and services, generally within 12 months of the contract dates, totaling approximately $6.9 million and $7.5 million as of December 31, 1997 and 1996, respectively.

COMPETITION

         The Company faces competition from a variety of sources depending on the types of integration software tools and/or integration services being offered as the integration solution to a particular customer's problem. The Company competes with, among others, (i) integration engine companies, such as Software Technologies Corporation ("STC"), Century Analysis Incorporated ("CAI") and HUBLink, Inc. ("HUBLink"); (ii) companies offering enterprise master person index solutions, such as ActaMed, Oacis Healthcare, Cerner Corporation, STC, CAI and HUBLink; (iii) middleware software tool companies, such as New Era of Networks, Inc., TSI International Software, Ltd., STC, CAI and HUBLink; (iv) consulting firms, such as Superior Consultant Holdings Corporation, First Consulting and Ernst & Young LLP; (v) systems integration firms, such as Science Applications International Corporation and Daou Systems, Inc.; (vi) original equipment manufacturers, such as International Business Machines Corporation; and (vii) internal MIS departments of the enterprise. A competitor of the Company with respect to one aspect of the Company's business may serve as a distributor for the Company with respect to other integration software tools or integration services.

         In general, the Company's competitors have greater financial, technical, research and development and marketing resources and more extensive business experience than the Company. Although the Company believes that its solutions have advantages over competing tools and services currently being marketed, there can be no assurance that the Company will be able to continue to compete effectively in the marketplace if its present and potential competitors are able to duplicate or improve upon its tools, services or marketing strategy.

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

         The confidentiality of patient records and the circumstances under which such records may be released for inclusion in the Company's databases are subject to substantial regulation by state and federal governments. These laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other health care provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal levels. This legislation may require holders of such information to implement security measures that may require substantial expenditures by the Company. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records using the Company's software tools.

EMPLOYEES

         As of December 31, 1997, HIE employed 127 persons. Of these employees, 29 were engaged in sales and marketing, 54 in services, 34 in research and development and 10 in general and administrative functions. None of these employees is represented by a labor union or subject to any collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with its employees are good.

FACTORS AFFECTING FUTURE PERFORMANCE

         In addition to other information in this Report, the following factors should be considered in evaluating the Company's historical operating results, current financial condition and business.

         Lack of Profitability and Accumulated Deficit. With the exception of 1996, the Company has generally sustained operating losses since its incorporation. The Company reported net earnings of $1.2 million in 1996, but incurred net losses of $6.2 million, $10.0 million and $1.3 million in 1997, 1995 and for the period from June 15, 1994 (date of incorporation) through December 31, 1994, respectively. As of December 31, 1997, the Company had an accumulated deficit of $16.2 million. No assurance can be given that the Company will ever generate significant revenue or sustain or again achieve profitability. Certain of the Company's integration software tools are in the early stages of market acceptance. To sustain profitable operations, the Company must successfully market its current and prospective integration software tools and expand sales of its integration software tools and integration services in healthcare and other industries, such as banking and financial services. No assurance can be given that such efforts will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

         Dependence on Single Integration Software Tool. Approximately 32% of the Company's revenue in 1997 was derived from a single integration software tool, the Cloverleaf integration engine. For at least the near-term, the Company will continue to be largely dependent on the sales of this integration software tool. A downturn in the market for the Cloverleaf integration engine would likely have a material adverse effect on the Company's revenue and net earnings. The success of the Company will continue to depend in part on its ability to diversify its revenue base. There can be no assurance that the Company will be successful in its diversification efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

         Fluctuations in Quarterly Operating Results and Seasonality. Results of operations have fluctuated and may continue to fluctuate significantly from quarter to quarter as a result of a number of factors, including, among others
(i) contract terms and the volume and timing of system sales and customer acceptance; (ii) customer purchasing patterns, order cancellations and rescheduling of system installations; (iii) the mix of direct and indirect sales; (iv) the mix of higher-margin software revenue and lower-margin services revenue; (v) the actions of competitors; and (vi) the timing of acquisitions and divestitures. Accordingly, the Company's future operating results are likely to be subject to significant variability from quarter to quarter and could be adversely affected in any particular quarter. The Company's total revenue and results of operations may also be affected by seasonal trends including the possibility of higher revenue in the Company's fourth quarter and lower revenue in the first three quarters, in particular the first quarter, as a result of many customers' annual purchasing and budgetary practices and the Company's sales commission practices which rely in part on annual quotas. As a result, the Company believes that period-to-period comparisons of its revenue and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Due to the foregoing factors, it is possible that the Company's operating results will be below the expectations of public market analysts and investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

         Uncertainty of Market Acceptance. The Company's success will depend in large part on the acceptance of the Company's integration software tools and integration services as partial or complete solutions to an enterprise's system integration problems by the chief information executive and technical users within an enterprise. There can be no assurance that the Company's integration software tools and integration services will achieve the market acceptance necessary for profitable operations.

         New Products and Technological Changes. The market for the Company's integration software tools and integration services is characterized by continued and rapid technological advances in software development requiring ongoing expenditures for research and development and the timely introduction of new integration software tools and integration services. In addition, compatibility with existing and emerging industry standards is essential to the Company's marketing strategy and research and development efforts. The establishment of standards is largely a function of user acceptance, and standards are therefore subject to change. The Company's integration software tools are dependent upon a number of advanced technologies, including those relating to computer hardware and software, storage devices and other peripheral components, all of which are subject to rapid change. Accordingly, the Company's future success will depend upon its ability on a timely basis to develop and introduce new integration software tools and enhance its existing integration software tools in order to keep pace with competitive offerings, adapt to technological developments and changing industry standards and provide additional functionality to address the increasingly sophisticated needs of its customers. To the extent, the Company determines that new technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require investment of significant time and capital. Depending on the complexity of a given integration software tool, the Company's development and introduction cycle could last months or years. There can be no assurance that the Company will be successful in developing, introducing on a timely basis, and marketing such integration software tools or enhancements thereof or that they will be accepted by the market. Research and development expense totaled $1.6 million, $1.6 million and $1.9 million in 1997, 1996 and 1995, respectively. There can be no assurance that the necessary capital will be available in the future or that the integration software tools will become or remain commercially viable. In addition, there can be no assurance that the Company's future development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or uncompetitive. Further, there can be no assurance that the Company will be able to acquire or license the needed new technology at a price or on terms acceptable to the Company. Finally, without the timely development and successful introduction of market-driven integration software tools, there can be no assurance that the Company can either achieve and sustain profitable operations or continue operations.

         Proprietary Technology and Dependence on Third-Party Technology. The Company's success is dependent to a significant extent on its ability to maintain the proprietary and confidential software incorporated in its integration software tools as they are released. Although the Company currently relies on a combination of copyright and trade secret and contractual protections to establish and protect its proprietary rights, the Company does have patent applications pending for some of its integration software tools and plans to pursue patents on the software tools that qualify for such protection as the Company deems necessary to protect its intellectual property. However, without patent protection, there can be no assurance that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology or trade secrets, or that these protections and precautions will prevent independent third-party development of competitive technology and integration software tools. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

         The Company is dependent upon third-party suppliers to license to it necessary technology that is incorporated into certain of the Company's integration software tools. The Company has less control over the scheduling and quality of work of third-party suppliers than its own employees. Furthermore, the Company's agreements to license certain third-party technology will terminate after specified dates unless renewed. To the extent possible, the Company has determined that the third-party intellectual property used in its integration software tools is in the public domain or used in accordance with licensed terms, including the license terms of freeware used in its integration software tools. However, while HIE believes that it has all rights necessary to market and sell its solutions without infringement of intellectual proprietary rights held by others, the Company typically uses freeware and shareware as is and has not conducted a formal infringement search. Accordingly, there can be no assurance that such conflicting rights do not exist. There can be no assurance that such use is in compliance with such licenses or that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future software tools and that such claims or proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations. An adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain software tools, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. As the number of integration software tools in the industry increases and the functionality of these integration software tools further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. To the extent that the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, or at all. See "Business -- Intellectual Property and Property Rights."

         Reliance on Distributors and Customer Concentration. Approximately 20%, 20% and 25% of the Company's total revenue in 1997, 1996 and 1995, respectively, were generated by third-party distributors of the Company's integration software tools. No single distributor provided customers to the Company that accounted for more than 10% of the Company's revenue in either 1997 or 1996, but one distributor provided customers to the Company that accounted for approximately 18% of the Company's total revenue in 1995. The loss of a significant distributor could have a material adverse effect on the Company's business, financial condition and results of operations. No single customer accounted for more than 10% of the Company's revenue in either 1997 or 1995, but one customer accounted for approximately 25% of the Company's revenue in 1996. The loss of a significant customer could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risks Associated with International Sales. While approximately 88% of HIE's revenue is generated within the United States, HIE has customers in 18 countries and five continents. International sales in certain foreign markets are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, localizing software tools for sales in foreign markets and enforcing intellectual property rights, as well as fluctuations in the value of foreign currencies, changes in duties and quotas, introduction of tariff or non-tariff barriers and economic, political and regulatory changes. In addition, to the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially adversely affected. The Company currently does not engaged in hedging transactions, but may do so in the future. There can be no assurance that any of the factors described above will not have a material adverse effect on the Company's business, operating results and financial condition.

         Liability for Errors and Omissions. The Company's integration software tools are used to provide information that relates to healthcare enterprise operations and other critical applications. In addition, use of the Company's integration software tools could also potentially jeopardize the security and privacy of confidential patient and other information and data stored in the Company's integration software tools and in the computer systems of the Company's customers. Any failure by the Company's integration software tools to provide accurate and timely information or to protect the security and privacy of confidential patient and other information could result in claims against the Company. The Company maintains errors and omissions insurance to protect against claims associated with the use of its integration software tools, but there can be no assurance that its insurance coverage would adequately cover any claims asserted against the Company. A successful claim brought against the Company could have a material adverse effect on the Company. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. There can be no assurance that the Company will not be subject to claims alleging errors and omissions in integration software tool development and operation, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate or adequate insurance will continue to be available to the Company in the future at commercially reasonable rates.

         Competition. The Company faces competition from a variety of sources depending on the types of integration software tools and/or integration services being offered as the integration solution to a particular customer's problem. The Company competes with, among others, (i) integration engine companies, such as Software Technologies Corporation ("STC"), Century Analysis Incorporated ("CAI") and HUBLink, Inc. ("HUBLink"); (ii) companies offering enterprise master person index solutions, such as ActaMed, Oacis Healthcare, Cerner Corporation, STC, CAI and HUBLink; (iii) middleware software tool companies, such as New Era of Networks, Inc., TSI International Software, Ltd., STC, CAI and HUBLink; (iv) consulting firms, such as Superior Consultant Holdings Corporation, First Consulting and Ernst & Young LLP; (v) systems integration firms, such as Science Applications International Corporation and Daou Systems, Inc.; (vi) original equipment manufacturers, such as International Business Machines Corporation; and (vii) internal MIS departments of the enterprise. A competitor of the Company with respect to one aspect of the Company's business may serve as a distributor for the Company with respect to other integration software tools or integration services.

         In general, the Company's competitors have greater financial, technical, research and development and marketing resources and more extensive business experience than the Company. Although the Company believes that its solutions have advantages over competing tools and services currently being marketed, there can be no assurance that the Company will be able to continue to compete effectively in the marketplace if its present and potential competitors are able to duplicate or improve upon its tools, services or marketing strategy.

         Uncertain Ability to Manage Growth. The Company has experienced periods of rapid growth in 1995 and 1996 that has placed, and could continue to place, a significant strain on the Company's financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in its operations, including integration of any acquired businesses and any internally developed businesses. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its operational and financial control systems and infrastructure, and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

         Risks Associated with Possible Acquisitions. The Company intends to pursue acquisitions as part of its growth strategy. The Company has no present commitments or agreements with respect to any acquisition. The Company anticipates, however, that one or more potential acquisition opportunities may become available in the future. Acquisitions would require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management resources, increases in administrative costs and additional costs associated with debt or equity financing. If attractive acquisition opportunities become available, the Company intends to pursue them actively. There can be no assurance that the Company will complete any acquisition or that a future acquisition will not have a material adverse effect on the Company.

         Consolidation and Uncertainty in the Healthcare Industry. Many healthcare providers are consolidating to create larger healthcare enterprises with greater regional market power. Such consolidation could erode the Company's existing customer base and reduce the size of the Company's target market. In addition, the resulting enterprises could have a greater bargaining power, which may lead to price erosion or the Company's integration software tools and integration services. The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a material adverse effect on the Company. The healthcare industry also is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare industry participants. During the past several years, the U.S. healthcare industry has been subject to increased governmental regulation and reform proposals. These reforms may increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's integration software tools and integration services. The failure of the Company to maintain adequate price levels or sales as a result of legislative or market-driven reforms could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Key Personnel. The loss of the services of Robert I. Murrie, the Company's President and Chief Executive Officer, or certain other key personnel could have a material adverse effect on the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel. The Company faces competition for such personnel from other companies and organizations. The Company's anticipated growth and expansion into areas and activities requiring additional expertise will require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise could adversely affect the Company's business.

         Possible Adverse Effects of Government Regulation. The United States Food and Drug Administration (the "FDA") has issued a draft guidance document addressing the regulation of certain computer products as medical devices under the Federal Food, Drug and Cosmetic Act (the "FDC Act"). To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to: (i) register and list their products with the FDA; (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or (iii) obtain FDA approval by filing a pre-market application that establishes the safety and effectiveness of the product. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in healthcare settings. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting.

         The confidentiality of patient records and the circumstances under which such records may be released for inclusion in the Company's databases are subject to substantial regulation by state and federal governments. These laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other health care provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal levels. This legislation may require holders of such information to implement security measures that may require substantial expenditures by the Company. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records using the Company's software tools.

         Future Capital Needs and Uncertainty of Additional Funding. The Company financed its operations from inception through the November 1995 Spin-Off primarily through equity investments totaling $22.0 million by Healthdyne. Following the Spin-Off, Healthdyne had no obligation or intention to make additional advances or equity infusions in the Company. Accordingly, during November 1996, the Company sold 2.75 million shares of its common stock and received proceeds of $10.3 million, after deducting all offering-related expenses. During November 1996, April 1997 and September 1997, the Company used $800,000, $400,000 and $200,000 of cash, respectively, to prepay a portion of long-term debt at a discount. The

Company also invested $995,000 during 1997 to satisfy its funding commitment to CHS. The Company is using the remainder of the net proceeds of the 1996 offering to pay debt, of which $3.3 million was paid on January 2, 1998, and for working capital and general corporate purposes. The Company believes that current available cash and anticipated cash flow from operating activities will be sufficient to meet the Company's capital requirements for at least the next twelve months and for the foreseeable future.

         In the future, the Company may require additional financing to fund its operations. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the market acceptance of any of the Company's integration software tools, competitive products and the establishment of third-party licensing arrangements. Any additional equity financing may result in dilution to the Company's shareholders and debt financing is likely to subject the Company to financial and other covenants. There can be no assurance that funds will be available on favorable terms, if at all. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

         Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, factors such as announcements of technological innovations or the introduction of new products by the Company or its competitors, market conditions in the healthcare and other industries and general economic conditions may have a significant effect on the market price of the Company's common stock.

         Certain Anti-Takeover Considerations. Certain provisions of the Company's Articles of Incorporation and By-Laws, as well as the Company's Shareholder Rights Plan (see Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K), could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of HIE common stock. Certain of such provisions will allow the Company to issue preferred stock with rights senior to those of HIE common stock and to impose various procedural and other requirements which could make it more difficult for shareholders to effect certain corporate actions.

         Risks Associated with Forward-Looking Statements. This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) which contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements. All forward-looking statements and information in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed above. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the factors affecting future performance and other cautionary statements set forth in this report, whether as a result of new information, future events or otherwise.

ITEM 2.       PROPERTIES

         The Company conducts its operations from the following leased facilities and does not own any such facilities:


                                                  APPROXIMATE            APPROXIMATE               LEASE
                                                    SQUARE                 MONTHLY              TERMINATION
                 LOCATION                            FEET                   RENT                   DATE
1850 Parkway Place
Suite 1100
Marietta, GA 30067                                   9,315                 $16,123            February, 2003

15301 Dallas Parkway
Suites 770, 950 and 1360
Dallas, TX 75248                                    12,797                 $19,945            November, 2000

214 Second Avenue, North
Suite 200
Nashville, TN 37201                                  3,238                 $ 3,778            November, 1998


         The Company believes that its facilities are adequate through the above-indicated lease expiration periods.

ITEM 3.       LEGAL PROCEEDINGS

         As of the date hereof, there are no material legal proceedings pending against the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

         The following sets forth certain information with respect to the executive officers of the Company.

         NAME                       AGE     POSITION WITH THE COMPANY
         ----                       ---     -------------------------
         Robert I. Murrie           52      President, Chief Executive Officer and Director

         George T. Schwend          50      Senior Vice President, Sales and Marketing

         Carolyn R. Jolley          48      Senior Vice President, Client Services

         James L. Oakes, Jr.        51      Senior Vice President, Integration Services

         James Morrison             43      Senior Vice President, Research and Development

         Joseph G. Bleser           52      Executive Vice President, Chief Financial Officer,
                                            Treasurer and Secretary

         Cheryl N. Blanco           32      Vice President - Controller, Chief Accounting
                                            Officer, Assistant Treasurer and Assistant Secretary

         The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

         Robert I. Murrie has served as a Director and the President and Chief Executive Officer of the Company since October 21, 1997. Mr. Murrie joined the Company in January 1996 as a Client Partner (a senior sales executive position) and most recently served as President of HCI from April 1997 until October 20, 1997. Prior to joining HIE, Murrie served as President and Chief Executive Officer of Nurse on Call, a managed care service company, from 1992 to December 1995 and held several senior executive positions at HBO & Company ("HBOC"), a publicly-traded, international healthcare information systems and services provider, from 1985 to 1992, including President and Chief Executive Officer of Healthquest, Inc., a wholly-owned subsidiary of HBOC, from 1988 to 1992.

         George T. Schwend has served as Senior Vice President, Sales and Marketing of the Company since December 16, 1997 and as a Vice President of the Company from October 27, 1997 until December 15, 1997. Mr. Schwend joined the Company when the Company acquired HCI, where Mr. Schwend served as Chief Operating Officer from April 1993 until October 26, 1997. Prior to joining HCI, Mr. Schwend served as President of InfoScience, Inc., a technology consulting firm during 1992 until March 1993.

         Carolyn R. Jolley has served as Senior Vice President, Client Services of the Company since December 16, 1997 and as Vice President of the Company from October 27, 1997 until

December 15, 1997. Ms. Jolley joined the Company when the Company acquired HCI, where Ms. Jolley served as Vice President, Client Services since May 1993. Prior to joining HCI, Ms. Jolley was an account executive for Shared Financial Systems, Inc., an integration engine company serving the banking industry, from September 1990 until April 1993.

         James L. Oakes, Jr. has served as Senior Vice President, Integration Services of the Company since December 16, 1997 and as Vice President of the Company from October 27, 1997 until December 15, 1997. Mr. Oakes joined the Company as a Client Partner (a senior sales executive position) in April 1996. Prior to joining HIE, he was Chief Operating Officer for APACHE Medical Systems, Inc., a publicly-traded, outcomes management company, having served in that capacity since 1994. From 1993 to 1994, Mr. Oakes was President and Chief Operating Officer of International Health Services, a contract staffing company, and from 1991 to 1993 he was Vice President, Sales and Marketing for InterPractice Systems, a software development company.

         James Morrison has served as Senior Vice President, Research and Development of the Company since December 16, 1997 and as Vice President of the Company from October 27, 1997 until December 15, 1997. Mr. Morrison joined the Company in February 1995 and was appointed as President of IHS in May 1995. From 1981 until joining IHS, Mr. Morrison served in a variety of executive operational and staff capacities at both the regional and corporate levels at HBOC, with his last positions being Vice President of Strategic Development and Vice President of Research and Development.

         Joseph G. Bleser has served as a Director and Executive Vice President of the Company since October 21, 1997, as Chief Financial Officer of the Company since March 20, 1995 and as Treasurer and Secretary of the Company since August 10, 1995. Mr. Bleser served as Vice President - Finance of the Company from August 10, 1995 until October 20, 1997. Prior to joining the Company, Mr. Bleser served as Executive Vice President, Chief Financial Officer and Treasurer of Allegiant Physician Services, Inc., a publicly-traded, physician practice management company, from May 1993 until March 17, 1995. He was previously employed by HBOC as Senior Vice President-Finance, Treasurer, Assistant Secretary and Chief Financial Officer from 1992 to 1993 and as Vice President, Controller and Chief Accounting Officer from 1983 to 1992.

         Cheryl N. Blanco has served as Vice President - Controller and Assistant Treasurer of the Company since December 16, 1997, as Controller of the Company from October 27, 1997 until December 15, 1997 and as Chief Accounting Officer and Assistant Secretary of the Company since October 27, 1997. Ms. Blanco joined the Company in February 1997 as Controller of IHS. Prior to joining IHS, Ms. Blanco served as a Division Controller for Medaphis Corporation, a publicly-traded, healthcare business services company, from 1992 to 1997.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         The Company's Common Stock has been quoted and traded under the symbol "HDIE" in the over-the-counter market on the OTC Bulletin Board from November 7, 1995 to May 22, 1996, on the Nasdaq SmallCap Market from May 23, 1996 to October 29, 1996 and on the Nasdaq National Market since October 30, 1996. The low and high sales prices of the Common Stock for each quarter during 1997 and 1996 are shown in the table below. The approximate number of holders of record of the Company's Common Stock at March 18, 1998 was 2,030.

         HIE Stock Price Per Share Information:


                                             1997                                          1996
                                             ----                                          ----
        QUARTER                   LOW                   HIGH                    LOW                    HIGH
        -------                  -----                  -----                  ----                    -----
        First                    $3.63                  $6.25                  $1.88                   $4.31
        Second                   $2.25                  $3.75                  $3.50                   $7.75
        Third                    $2.19                  $3.50                  $3.50                   $5.88
        Fourth                   $1.38                  $3.13                  $3.50                   $6.00


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

         On December 31, 1997, the Company issued 416,666 shares of Common Stock in connection with the exercise of an option to acquire the 50% equity ownership interest in CHS held by The Southern Venture Fund II, L.P. ("SVFII"). In connection with the Option exercise, HIE amended the warrant to purchase 50,000 shares of the Company's Common Stock which HIE had previously issued to SVFII to change the per share warrant exercise price from $4.5625 to the average of the closing prices of the Common Stock as quoted on the Nasdaq National Market for the five trading days prior to December 31, 1997, or approximately $1.59. These transactions were exempt from registration under the Securities Act by reason of Section 4(2) thereof as private transactions by an issuer not involving any public offering.

ITEM 6.       SELECTED FINANCIAL DATA

         The selected financial data is presented below for the years ended December 31, 1997, 1996 and 1995 and for the period from June 15, 1994 (date of incorporation) through December 31, 1994. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information contained herein.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------                  FOR THE PERIOD
                                                                                                     FROM 6/15/94
                                                                                                       (DATE OF
             SOURCE OF                                                                               INCORPORATION
           SELECTED DATA                    1997                1996                1995              TO 12/31/94
                                            ----                ----                ----              -----------
                                                    (Amounts in thousands, except for per share data)
STATEMENTS OF OPERATIONS:
Revenue                                   $15,552             $16,151            $ 8,700              $   153
Operating earnings (loss)                 $   194*            $ 1,486            $(3,618)*            $(1,270)
Net earnings (loss)                       $   230*            $ 1,183            $(4,648)*            $(1,265)
Diluted net earnings (loss)
   per share                              $  0.01*            $  0.06            $ (0.30)*            $ (0.08)
Shares used in the
   calculation of diluted net
   earnings (loss) per share               20,336              18,876             15,653               15,500

* Excludes non-recurring pre-tax and after-tax charges of $6.4 million and $5.3 million, or $0.31 and $0.34 net loss per share, in 1997 and 1995, respectively (see Notes 1 and 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K).


                                                                   AS OF DECEMBER 31,
                                     --------------------------------------------------------------------------------
                                            1997                1996                1995                1994
                                            ----                ----                ----                ----
                                                                 (Amounts in thousands)
BALANCE SHEETS:
Total assets                              $28,008             $31,802             $21,734              $9,974
Working capital                           $ 5,322             $12,385             $ 2,743              $  (56)
Long-term obligations                     $   540             $ 4,265             $ 5,549                  --
Shareholders' equity                      $18,092             $22,956             $10,929              $9,737

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         Certain of the statements made in this Item 7 and in other portions of this Report and in documents incorporated by reference herein constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed in "Business -- Factors Affecting Future Performance" herein. See "Business -- Factors Affecting Future Performance -- Risks Associated with Forward-Looking Statements."

Overview

         Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") was incorporated in Georgia on June 15, 1994 and was a wholly-owned subsidiary of Healthdyne, Inc. ("Healthdyne") until November 6, 1995, at which time Healthdyne distributed all of the outstanding shares of HIE to Healthdyne's shareholders (the "Spin-Off"). HIE's common stock is publicly traded on the Nasdaq National Market under the symbol "HDIE." The Company provides software tools and services to achieve the enterprise-wide integration of information.

         The Company generates revenue from licensing integration software tools and providing integration services, such as education, consulting, project management, information integration, technology-driven re-design, software maintenance, implementation and expert-sourcing.

         Software licenses are generally granted on a perpetual basis for a one-time, up-front fee. A standard per-student amount is charged for education classes. Consulting services are generally provided for a fixed fee based on estimated hours of service to be provided at standard hourly rates. Project management, information integration, technology-driven re-design and implementation fees are generally based on actual hours of service at standard hourly rates. Software maintenance agreements are generally one-year renewable service contracts for a prepaid standard fee. Expert-sourcing agreements are generally multiple-year renewable service contracts for a negotiated monthly fee.

         On June 12, 1996, the Company entered into an agreement effective April 1, 1996, with a former majority-owned subsidiary, DataView Imaging International, Inc. ("DataView"), that provided for a restructuring of the relationship between HIE and DataView, as discussed in Note 3 of Notes to Consolidated Financial Statements included in the accompanying HIE Consolidated Financial Statements. Subsequent to March 31, 1996, DataView's financial position, results of operations and cash flows are no longer included in HIE's Consolidated Financial Statements due to immateriality.

         In October 1997, in conjunction with a change in executive management, the Company redefined its strategic direction as The Integration Solutions Company. Certain assets totaling $4.7 million that no longer contributed to the Company's redefined strategic direction were written-off or fully reserved. In addition, the operations of the Company's three operating subsidiaries (Healthcare Communications, Inc. ("HCI"), Integrated Healthcare Solutions, Inc. ("IHS") and Criterion Health Strategies, Inc. ("CHS")) were combined with those of the parent Company under a functional organization structure, i.e. sales, service, research and development and finance. See Note 1 of Notes to Consolidated Financial Statements.

         On December 31, 1997, the Company exercised its option to acquire the remaining 50% ownership interest of CHS. CHS licenses the Criterion data integration software tool and provides project management, information integration and technology-driven re-design services. Since HIE did not have a majority ownership interest in CHS in 1997 and prior years, the operating results of CHS were not consolidated with the Company's consolidated operating results. HIE's share of CHS' operating results are presented as Losses of Affiliate in the accompanying Consolidated Statements of Operations. In addition, the Company's acquisition of the remaining ownership interest in CHS during 1997 referred to above resulted in the $1.7 million purchased in-process research and development expense reflected in the accompanying Consolidated Statements of Operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements included in the accompanying HIE Consolidated Financial Statements.

         The Company is aware of the potential issues associated with the programming code in existing computer systems as the year 2000 approaches. The primary issue is whether or not computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause the system to fail. Management does not anticipate that the Company will incur either significant operating expenses or significant capital expenditures to be year 2000 compliant with respect to both its internal systems and the software tools that it markets. In fact, the Company's software tools and services could be utilized by HIE's customers and prospects to enable their systems to become year 2000 compliant.

         The Company expects the following external factors to affect the market for integration software tools and integration services in future years:
(1) the continued consolidation of enterprises within various industries to achieve economies of scale; (2) the growing importance of information for the survival and prosperity of various enterprises; (3) the increasing complexity of information technology; and (4) the year 2000 issue referred to above.

         Software revenue is generally recognized upon shipment in accordance with Statement of Position 91-1, Software Revenue Recognition. Service revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on the percentage of completion basis, even though some services are prepaid. On October 27, 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which is effective in 1998. The Company expects adoption of SOP 97-2 to have no material effect on future HIE consolidated financial statements.

         The Company's Consolidated Balance Sheets include assets designated as purchased software and capitalized software development costs. Purchased software includes the cost of purchased integration software tools and the cost of software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. Certain costs of HIE proprietary software developed internally are capitalized in accordance with generally accepted accounting principles. The costs of individual software tools are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over not more than five years, whichever method results in a higher level of annual amortization.

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

Results of Operations

         The following table sets forth both the Company's total revenue and the percentage of total revenue (unless otherwise indicated) for each component included in the Company's Consolidated Statements of Operations for the years indicated:


                                                                   Years ended December 31,
                                                            1997             1996               1995
                                                          -------           -------            ------
    Total HIE revenue (in 000's)                          $15,552           $16,151            $8,700
                                                          -------           -------            ------

    Revenue:
       Software                                                44%               44%               59%
       Services                                                56%               56%               41%
                                                          -------           -------            ------
                                       Total revenue          100%              100%              100%
                                                          -------           -------            ------

    Cost of revenue
       Software (as a % of software revenue)                   15%               13%               10%
       Services (as a % of services revenue)                   56%               53%               58%
                               Total cost of revenue           38%               35%               30%
                                                          -------           -------            ------

    Gross profit                                               62%               65%               70%
                                                          -------           -------            ------

    Operating expenses:
       Sales and marketing                                     24%               22%               40%
       Research and development                                10%               10%               22%
       General and administrative                              27%               24%               50%
                                                          -------           -------            ------
                         Total operating expenses(1)           61%               56%              112%
                                                          -------           -------            ------

    Operating earnings (loss)(1)                                1%                9%              (42%)

    Losses of affiliate                                        (1)%               0%              (13%)
    Minority interest                                           0%                0%                2%
    Interest income (expense), net                              1%               (2%)              (2%)
                                                          -------           -------            ------

    Earnings (loss) before taxes(1)                             1%                7%              (55%)
    Income tax benefit                                          0%                0%                2%
                                                          -------           -------            ------

    Net earnings (loss)(1)                                      1%                7%              (53%)
                                                          -------           -------            ------

(1) Excludes non-recurring pre-tax and after-tax charges of $6.4 million and $5.3 million in 1997 and 1995, respectively. See Notes 1 and 3 of Notes to Consolidated Financial Statements included in the accompanying HIE Consolidated Financial Statements.

Comparison of Years ended December 31, 1997 and 1996

         Revenue. Total revenue was $15.6 million in 1997 compared to $16.2 million in 1996, a decrease of 4%. The decrease of $396,000, or 6%, in software revenue was primarily due to a reduction in Cloverleaf integration engine software license fee revenue. The decrease of $203,000, or 2%, in services revenue was due primarily to a drop in service personnel productivity at the beginning of 1997 offset somewhat by increased software maintenance revenue. The Company reported steadily improving revenue during each quarter of 1997 for both software and services revenue. Management believes that the decrease in revenue between 1996 and 1997 was neither a general marketplace nor a Company software or service issue, but was primarily due to a Company distribution problem that management sought to address throughout the year by increasing the size of the direct sales force and the number of distributors. HIE more than doubled its sales force and added 17 new distributors during the latter part of 1997.

         Cost of revenue. The cost of revenue was $5.9 million in 1997 compared to $5.7 million in 1996, an increase of 4%. The increase in cost of revenue from 35% to 38% of revenue between 1996 and 1997 is primarily attributable to the Company sub-licensing more third-party imaging, workflow and internet software tools in 1997 than it did during 1996, as well as a relatively low level of service personnel productivity at the beginning of 1997. Third-party software tools typically have a higher relative cost than the Company's proprietary software tools, such as the Cloverleaf integration engine and the EMerge enterprise master person index software tool. Service personnel staffing was appropriately reduced in April 1997 and productivity improved thereafter.

         Gross profit. The Company's gross profit was $9.6 million in 1997 compared to $10.5 million in 1996, a decrease of 8%, due primarily to the revenue decrease discussed above. Gross profit as a percent of revenue decreased from 65% in 1996 to 62% in 1997 primarily due to the higher cost of third-party software tools and reduced levels of service personnel productivity also discussed above.

         Sales and marketing. Sales and marketing expense was $3.6 million in 1997 and $3.5 million in 1996, an increase of 3%, due primarily to the increase in sales personnel costs, sales commissions and travel expenses associated with the increased sales staffing referred to above.

         Research and development. Research and development expense was $1.6 million in both 1997 and 1996, but cash expenditures for research and development decreased by $287,000, or 12%, in 1997 due to fewer resources being devoted to the Clinical Assessment and Support System ("CASS") software tool in 1997 compared to 1996. The Company capitalized internally developed software costs of $467,000 and $789,000 in 1997 and 1996, respectively.

         General and administrative. General and administrative expense was approximately $4.2 million in 1997 compared to $3.9 million in 1996, an increase of 8%. The increase of $303,000 between the two periods was primarily due to an increase of $242,000 in the allowance for doubtful accounts.

         Losses of affiliate. Losses of affiliate, which represents the Company's share of the losses of CHS arising from HIE's funding commitment to CHS, totaled $151,000 in 1997. Since HIE entered into an agreement with a third party during December 1995 that provided for a sharing of HIE's funding commitment to CHS, HIE did not incur any losses of affiliate in 1996.

         Interest income(expense), net. Net interest income was $187,000 in 1997 compared to net interest expense of $303,000 in 1996, due primarily to (1) interest income resulting from the Company's public offering of 2.75 million shares of its Common Stock during November 1996 and (2) decreased interest expense related to various payments of long-term debt and related accrued interest.

         Income tax benefit. The Company has no provision for income taxes in 1997 and 1996 due to the net loss incurred in 1997 and the utilization of available net operating loss carryforward benefits in 1996.

Comparison of Years ended December 31, 1996 and 1995

         Revenue. Total revenue was $16.2 million in 1996 compared to $8.7 million in 1995, an increase of 86% even though DataView's revenue was no longer included in the Company's consolidated revenue effective April 1, 1996 as discussed above. The mix of revenue shifted to more service revenue than software revenue between 1995 and 1996. Even though software revenue declined as a percent of total revenue in 1996, it still increased 40% between 1995 and 1996 due primarily to the continued growth of integration engine license fee revenue supplemented by software license fee revenue from the CASS and the EMerge software tools, both of which were released for general availability to the market during the second half of 1996. Services revenue grew 152% in 1996 due to the continued growth in software maintenance, implementation and education services related to the integration engine software tool and, more significantly, the demand by enterprises for system design, implementation and integration services of the imaging, workflow, internet, EMerge and CASS software tools.

         Cost of revenue. The cost of revenue was $5.7 million in 1996 compared to $2.6 million in 1995, an increase of 117%, substantially all of which is related to the growth in revenue. The increase in cost of revenue from 30% to 35% of revenue between 1995 and 1996 is primarily attributable to the shift in revenue mix toward services revenue, which typically has a higher cost of revenue than software revenue. The increase in cost of software revenue as a percent of software revenue is due to the Company sub-licensing more third-party imaging, workflow and internet software tools in 1996 than it did during 1995. Third-party software tools typically have a higher relative cost than the Company's proprietary software tools, such as the Cloverleaf integration engine, EMerge and CASS. The decrease in cost of services revenue as a percent of services revenue is due to productivity improvements as the Company's relatively new service organization matured during the year.

         Gross profit. The Company's gross profit was $10.5 million in 1996 compared to $6.1 million in 1995, an increase of 72%, due primarily to the revenue growth discussed above. Gross profit as a percent of revenue decreased from 70% in 1995 to 65% in 1996. The revenue mix shifted from 59% software revenue and 41% services revenue in 1995 to 44% software revenue and 56% services revenue in 1996. The main reason for the shift was the increase in system design, implementation and integration services. As discussed above, while software revenue, which has relatively high gross profit margins, increased 40%, services revenue, which normally has lower gross profit margins than software, increased 152% between 1995 and 1996.

         Sales and marketing. Sales and marketing expense was $3.5 million in 1996 and $3.4 million in 1995, an increase of 2%. This slight increase of $70,000 in 1996 is due primarily to the net effect of increased sales personnel costs, sales commissions and travel expenses associated with increased sales staffing and the increase in revenue, offset somewhat by the exclusion of DataView from the Company's consolidated operating results for the last three quarters of 1996 as discussed above and secondarily to utilization of a more cost-effective international distribution network in 1996. Sales and marketing expense as a percent of revenue decreased from 40% in 1995 to 22% in 1996, reflecting the increased productivity of the Company's internal sales force and its distributors.

         Research and development. Research and development expense was $1.6 million in 1996 compared to $1.9 million in 1995, a decrease of 18%, due primarily to the capitalization of internally developed software costs totaling $789,000, which represented 33% of research and development expenditures in 1996, and secondarily to the exclusion of DataView from the Company's consolidated operating results for the last three quarters of 1996. No costs of internally developed software qualified for capitalization under generally accepted accounting principles in 1995.

         General and administrative. General and administrative expense was approximately $3.9 million in 1996 compared to $4.3 million in 1995, a decrease of 10%. The decrease of $425,000 between the two years was primarily due to the net effect of (1) decreased staffing, outside service expense and other administrative costs at the Dallas office resulting from cost control measures initiated during the fourth quarter of 1995 and the first quarter of 1996 and
(2) the exclusion of DataView from the Company's consolidated operating results for the last three quarters of 1996 as discussed above, both somewhat offset by
(a) increased goodwill amortization related primarily to the step acquisition of a subsidiary during 1995; (b) identifiable expenses of being a new public company; and (c) increased administrative staffing costs to support current and projected growth of the Marietta-based operations.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $1.1 million in 1995. Because HIE entered into an agreement with a third party during December 1995 that provided for a sharing of HIE's funding commitment to CHS, HIE did not incur any losses of affiliate in 1996.

         Minority interest. The minority interest in net loss of subsidiary totaling $142,000 in 1995 is no longer applicable in 1996 as a result of HIE's increased ownership interest in said subsidiary to 100%, effective December 31, 1995.

         Interest expense, net. Net interest expense was $303,000 in 1996 compared to $168,000 in 1995, an increase of 80%, due primarily to the net effect of (1) increased interest expense associated with acquisition financing and (2) reduced interest expense under a financing agreement renegotiated at a lower interest rate effective January 1, 1996.

         Income tax benefit. The Company has no provision for income taxes in 1996 due to the utilization of available net operating loss carryforward benefits. The income tax benefit of $140,000 in 1995 relates to a subsidiary which filed a separate income tax return prior to HIE increasing its ownership interest in said subsidiary to 100% effective December 31, 1995.

Liquidity and Capital Resources

         The Company financed its operations from inception through the November 1995 Spin-Off primarily through equity investments totaling $22.0 million by Healthdyne. Following the Spin-Off, Healthdyne had no obligation or intention to make additional advances or equity infusions in the Company. Accordingly, during November 1996, the Company sold 2.75 million shares of its common stock and received proceeds of $10.3 million, after deducting all offering-related expenses. During November 1996, April 1997 and September 1997, the Company used $800,000, $400,000 and $200,000 of cash, respectively, to prepay a portion of long-term debt at a discount. The Company also invested $995,000 during 1997 to satisfy its funding commitment to CHS. The Company is using the remainder of the net proceeds of the 1996 offering to pay debt and for working capital and general corporate purposes. The Company's present financial condition and its plans for future working capital and other capital requirements are further discussed below.

         The Company has working capital of $5.3 million at December 31, 1997 compared to $12.4 million at December 31, 1996. Approximately $4.0 million of the decrease in working capital is due to the balance sheet classification of debt maturing on January 2, 1998. In addition, cash decreased $3.0 million between 1996 and 1997 for the reasons discussed below.

         Net cash provided by operating activities decreased $2.9 million between 1996 and 1997 due primarily to the net loss reported in 1997 compared to the net earnings reported in 1996 and the timing of payments of both accounts payable and accrued liabilities.

         Net cash used in investing activities decreased $648,000 between 1996 and 1997 due primarily to the net effect of (1) a reduction of $1.6 million in purchased and capitalized software development costs related primarily to a reduction in EMerge and CASS development efforts and (2) a decrease in capital expenditures of $241,000 as the Company leased more equipment in 1997 than during 1996, both somewhat offset by an increase of $1.2 million in other non-current assets and liabilities, net related primarily to HIE's funding commitment to CHS in 1997 prior to HIE's acquisition of the remaining ownership interest in CHS on December 31, 1997.

         Net cash provided by financing activities decreased $7.5 million between 1996 and 1997 due primarily to the public stock offering in 1996 referred to above and secondarily to the decrease in payments for maturing or prepaid long-term debt previously discussed. The proceeds from equity transactions include the net proceeds of $10.3 million from the Company's secondary public stock offering in 1996 and relatively insignificant proceeds from the exercise of employee stock options in both 1997 and 1996.

         As of December 31, 1997, the Company had $3.5 million of debt financing maturing over the next twelve months, of which $3.3 million matured and was paid on January 2, 1998. During August 1997, the Company renewed its line of credit with a bank and also increased the credit line from $1 million to $2 million on essentially the same terms and conditions as the expiring line of credit. The Company plans to maintain the $2 million line of credit for unanticipated needs and financial flexibility. Based on its current business plan and business model projections, the Company believes that current available cash and anticipated cash flow from operating activities will be sufficient to meet the Company's capital requirements for at least the next twelve months and for the foreseeable future.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-19 of this Annual Report on Form 10-K:


                                                                                   Page

Independent Auditors' Report....................................................    F-1

Consolidated Balance Sheets - December 31, 1997 and 1996........................    F-2

Consolidated Statements of Operations - Years Ended
   December 31, 1997, 1996 and 1995.............................................    F-3

Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 1997, 1996 and 1995.................................    F-4

Consolidated Statements of Cash Flows - Years Ended
   December 31, 1997, 1996 and 1995.............................................    F-5

Notes to Consolidated Financial Statements......................................    F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Healthdyne Information Enterprises, Inc.:


         We have audited the accompanying consolidated balance sheets of Healthdyne Information Enterprises, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthdyne Information Enterprises, Inc. and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.





                                             KPMG PEAT MARWICK LLP
Atlanta, Georgia
January 23, 1998

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    (In thousands, except per share amounts)

                                                              December 31,
                                                        -----------------------
                                Assets                    1997           1996
                                ------                    ----           ----
Current assets:
    Cash and cash equivalents (note 10)                 $  7,732       $ 10,743
    Trade accounts receivable, less
      allowances of $407 and $165
      at December 31, 1997 and 1996,
      respectively (note 1(d))                             5,628          5,260
    Other current assets                                   1,338            963
                                                        --------       --------
        Total current assets                              14,698         16,966

Notes receivable                                             335            333
Purchased software, net of accumulated
    amortization of $778 and $770 at
    December 31, 1997 and 1996,
    respectively (notes 1(e) and 1(k))                     2,397          3,587
Capitalized software development costs, net
    of accumulated amortization of $122 and
    $39 at December 31, 1997 and 1996,
    respectively (notes 1(f) and 1(k))                       564            750
Property and equipment, net (note 4)                       1,474          1,221
Excess of cost over net assets of
    businesses acquired, less accumulated
    amortization of $1,939 and $1,267
    at December 31, 1997 and 1996, respectively
    (note 3)                                               8,503          8,836
Other assets                                                  37            109
                                                        --------       --------
                                                        $ 28,008       $ 31,802
                                                        ========       ========

              Liabilities and Shareholders' Equity
              ------------------------------------

Current liabilities:
    Current installments of long-term debt
      and obligations under capital leases
      (notes 6 and 10)                                  $  3,501       $    163
    Accounts payable, principally trade                      536          1,019
    Accrued liabilities (notes 5 and 11)                   2,673            981
    Deferred service revenue                               2,666          2,418
                                                        --------       --------
        Total current liabilities                          9,376          4,581

Long-term debt and obligations under capital
    leases, excluding
    current installments (notes 6 and 10)                    260          4,265
Other liabilities (note 11)                                  280             --
                                                        --------       --------
Total liabilities                                          9,916          8,846
                                                        --------       --------

Shareholders' equity (note 8):
    Preferred stock, without par value
      Authorized 20,000 shares; designated
      Series A cumulative preferred stock
      500 shares; issued none                                 --             --
    Common stock, $ .01 par value. Authorized
      50,000 shares; issued and outstanding
      20,863 and 20,172 shares at December
      31, 1997 and 1996, respectively                        209            202
    Additional paid-in capital                            34,114         32,819
    Accumulated deficit                                  (16,231)       (10,065)
                                                        --------       --------
        Total shareholders' equity                        18,092         22,956

Commitments (notes 9 and 11)
                                                        --------       --------
                                                        $ 28,008       $ 31,802
                                                        ========       ========

See accompanying Notes to Consolidated Financial Statements.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)



                                                      Years ended December 31,
                                                 ----------------------------------
                                                 1997           1996           1995
                                                 ----           ----           ----

Revenue (note 12):
  Software                                     $  6,773       $  7,169       $  5,136
  Services                                        8,779          8,982          3,564
                                               --------       --------       --------
     Total revenue                               15,552         16,151          8,700
                                               --------       --------       --------

Cost of revenue:
  Software                                        1,026            907            536
  Services                                        4,882          4,765          2,082
                                               --------       --------       --------
     Total cost of revenue                        5,908          5,672          2,618
                                               --------       --------       --------

     Gross profit                                 9,644         10,479          6,082

Operating expenses:
  Sales and marketing                             3,624          3,505          3,435
  Research and development                        1,611          1,576          1,928
  General and administrative
    (including related
    party expenses of $13, $51
    and $325 for the respective
    periods) (note 2)                             4,215          3,912          4,337
  Obsolete software and other
    write-offs (note 1(k))                        4,650             --             --
  Purchased in-process research
     and development (note 3)                     1,746             --          3,605
  Goodwill impairment and investment
    option reserve (note 3)                          --             --          1,730
                                               --------       --------       --------
      Operating earnings (loss)                  (6,202)         1,486         (8,953)

Losses of affiliate (note 3)                       (151)            --         (1,144)
Minority interest in net loss of
  subsidiary                                         --             --            142
Interest expense                                   (310)          (552)          (303)
Interest income                                     497            249            135
                                               --------       --------       --------
      Earnings (loss) before income taxes        (6,166)         1,183        (10,123)

Income tax benefit (note 7)                          --             --            140
                                               --------       --------       --------

      Net earnings (loss)                      $ (6,166)      $  1,183       $ (9,983)
                                               ========       ========       ========

Net earnings (loss) per share of
common stock (note 1(m)):
  Basic                                        $   (.30)      $    .07       $   (.64)
                                               ========       ========       ========
  Diluted                                      $   (.30)      $    .06       $   (.64)
                                               ========       ========       ========

Shares used in the calculation of
net earnings (loss) per share of
common stock (note 1(m)):
  Basic                                          20,336         17,481         15,653
                                               ========       ========       ========
  Diluted                                        20,336         18,876         15,653
                                               ========       ========       ========

See accompanying Notes to Consolidated Financial Statements.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                                 (In thousands)


                                                           Additional                      Total
                                          Common stock      paid-in      Accumulated   shareholders'
                                      Shares     Amount     capital        deficit        equity
                                      ------     ------     -------        -------        ------

Balance, December 31, 1994            15,500      $155      $10,847       $ (1,265)      $ 9,737
Issuance of common stock                 615         6           (6)            --            --
Stock options exercised                  388         4          130             --           134
Capital contribution                      --        --       11,041             --        11,041
Net loss                                  --        --           --         (9,983)       (9,983)
                                      ------      ----      -------       --------       -------
Balance, December 31, 1995            16,503       165       22,012        (11,248)       10,929

Issuance of common stock
   in public offering, net of
   offering expenses of $634           2,750        28       10,297             --        10,325
Stock options exercised                  905         9          452             --           461
Employee stock plan purchases             14        --           58             --            58
Net earnings                              --        --           --          1,183         1,183
                                      ------      ----      -------       --------       -------
Balance, December 31, 1996            20,172       202       32,819        (10,065)       22,956

Issuance of common stock in an
   acquisition                           416         4        1,095             --         1,099
Stock options exercised                  193         2           31             --            33
Employee stock plan purchases             82         1          169             --           170
Net loss                                  --        --           --         (6,166)       (6,166)
                                      ------      ----      -------       --------       -------

Balance, December 31, 1997            20,863      $209      $34,114       $(16,231)      $18,092
                                      ======      ====      =======       ========       =======


See accompanying Notes to Consolidated Financial Statements.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)




                                                                   Years ended December 31,
                                                               --------------------------------
                                                               1997           1996         1995
                                                               ----           ----         ----
Cash flows from operating activities:
    Net earnings (loss)                                    $ (6,166)      $  1,183       $ (9,983)
    Adjustments to reconcile net
      earnings (loss) to net cash
      provided by (used in) operating
      activities:
        Obsolete software and other
          write-offs (note 1(k))                              4,614             --             --
        Purchased in-process research and
          development (note 3)                                1,746             --          3,605
        Goodwill impairment (note 3)                             --             --          1,430
        Investment option reserve (note 3)                       --             --            300
        Losses of affiliate                                     151             --          1,144
        Provision for doubtful accounts                         242             92             43
        Depreciation and amortization                         1,652          1,623          1,080
        Minority interest in net loss of subsidiary              --             --           (142)
        Increase in trade accounts receivable                (1,433)        (2,419)        (1,454)
        Increase in other current assets                       (691)          (212)          (477)
        Increase (decrease) in trade accounts payable          (712)           531            204
        Increase in accrued liabilities                          76            687            223
        Increase in deferred service revenue                    248          1,121            480
                                                           --------       --------       --------
              Net cash provided by (used in)
                 operating activities                          (273)         2,606         (3,547)
                                                           --------       --------       --------
Cash flows from investing activities:
    Purchased software                                         (445)        (1,713)        (1,643)
    Capitalized software development costs                     (467)          (789)            --
    Capital expenditures                                       (186)          (427)          (672)
    Acquisition of businesses, net of
      cash acquired                                              --             --           (565)
    Decrease (increase) in other
      non-current assets and
       liabilities, net                                      (1,071)           112           (820)
                                                           --------       --------       --------
              Net cash used in investing activities          (2,169)        (2,817)        (3,700)
                                                           --------       --------       --------

Cash flows before financing activities                       (2,442)          (211)        (7,247)
                                                           --------       --------       --------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                    233             67            559
    Principal payments on long-term debt                     (1,152)        (3,970)          (410)
    Proceeds from capital contributions                          --             --         10,936
    Proceeds from issuances of common stock                     350         10,844            134
                                                           --------       --------       --------
              Net cash provided by (used in)
                 financing activities                          (569)         6,941         11,219
                                                           --------       --------       --------
              Net increase (decrease) in cash
                 and cash equivalents                        (3,011)         6,730          3,972

Cash and cash equivalents at beginning of year               10,743          4,013             41
                                                           --------       --------       --------

Cash and cash equivalents at end of year                   $  7,732       $ 10,743       $  4,013
                                                           ========       ========       ========
                                                                                       (Continued)

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                 (In thousands)




                                                             Years ended December 31,
                                                         -----------------------------------
                                                         1997             1996          1995
                                                         ----             ----          ----

Supplemental disclosures of cash paid for:
    Interest                                         $        84      $       199      $  289
                                                     ===========      ===========      ======

    Income taxes                                     $        --      $        --      $  140
                                                     ===========      ===========      ======

Supplemental disclosure of noncash investing
    and financing activities:
    Equipment acquired under capital lease
      obligations                                    $       378      $        67      $  160
                                                     ===========      ===========      ======
    Equipment contribution received from
      Healthdyne                                     $        --      $        --      $  105
                                                     ===========      ===========      ======

    Deferred service revenue financed by a
      note receivable                                $        --      $        --      $  417
                                                     ===========      ===========      ======

    Obligations incurred in connection with
      acquisitions (notes 3 and 11)                  $       840      $        --      $6,162
                                                     ===========      ===========      ======

    Issuance of common stock in connection with
      an acquisition (note 11)                       $     1,099      $        --      $   --
                                                     ===========      ===========      ======

          See accompanying Notes to Consolidated Financial Statements.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

                    (In thousands, except per share amounts)

(1)      Summary of Significant Accounting Policies

         (a)      Business

                  Healthdyne Information Enterprises, Inc. and subsidiaries (collectively referred to as "HIE" or the "Company") provide software tools and services to achieve the enterprise-wide integration of information.

                  HIE was incorporated on June 15, 1994 in the State of Georgia and is headquartered in Marietta, Georgia. HIE was a wholly-owned subsidiary of Healthdyne, Inc. ("Healthdyne") until November 6, 1995 at which time Healthdyne distributed all of the outstanding shares of HIE to the Healthdyne shareholders (the "Spin-Off").

         (b)      Basis of Financial Statement Presentation

                  The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, as appropriate (see note 3).

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

         (d)      Revenue

                  Revenue is derived from the sale of integration software tools and from providing education, consulting, project management, implementation, support and other integration services. Revenue from software licensing and support fees is recognized in accordance with Statement of Position 91-1, Software Revenue Recognition. Software revenue is recognized upon shipment since (i) collectibility of the related accounts receivable is probable, (ii) there are generally no obligations remaining under the related software license agreement after shipment, and (iii) customer acceptance is generally not contractually required. All service revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on the percentage-of-completion basis, even though some services are prepaid.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                  The Company established business relationships with several new distributors in 1997 and, therefore, limited historical data is available on which to base estimates of future returns, allowances and warranties. Management of the Company has provided an allowance for expected returns, allowances and warranties based on historical rates. The amounts of returns, allowances and warranties ultimately incurred could differ materially in the near term from the allowances calculated.

         (e)      Purchased Software

                  Purchased software includes the cost of purchased integration software tools and the cost of software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over five years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to $886, $620 and $150 in 1997, 1996 and 1995, respectively (see notes 1(k) and 3).

         (f)      Research and Development and Capitalized Software Development
                  Costs

                  Prior to the determination of technological feasibility for software tools, research and development costs are expensed as incurred. After determination of technological feasibility and before the release of the software tools for general availability, the development costs related to such tools are capitalized. These costs are being amortized ratably based on the projected revenue associated with these tools or the straight-line method over five years, whichever method results in a higher level of annual amortization. The Company capitalized $467 and $789 of software development costs in 1997 and 1996, respectively. There were no capitalized software development costs in 1995. Amortization expense related to capitalized software development costs was $101 and $39 in 1997 and 1996, respectively (see note 1(k)).

         (g)      Property and Equipment

                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over an estimated useful life of five years. Amortization of leasehold improvements is recorded over the shorter of the lives of the related assets or the lease terms and is included in depreciation expense.

         (h)      Excess of Cost Over Net Assets of Businesses Acquired

                  The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over 15 years. Amortization expense related to acquired businesses amounted to $672, $682 and $708 in 1997, 1996 and 1995, respectively. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds (see notes 1(k) and 3).

         (i) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

                  The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

         (j)      Stock Option Plans

                  Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be determined on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings
                  (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123 (see note 8).

         (k)      Non-recurring Charges

                  The Company incurred the following non-recurring charges during the fourth quarters of 1997 and 1995:

                                                                                       1997          1995
                                                                                       ----          ----
                  Obsolete software and other write-offs (described below)           $ 4,650      $      -
                  Purchased in-process research and development (note 3)               1,746         3,605
                  Goodwill impairment (note 3)                                             -         1,430
                  Investment option reserve (note 3)                                       -           300
                                                                                     -------      --------
                                                                                     $ 6,396      $  5,335
                                                                                     =======      ========

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  During the fourth quarter of 1997, in conjunction with a change in executive management, the Company ceased selling and distributing, and consequently wrote-off, certain third-party and internally developed software, related project costs and accounts receivable, and other costs that no longer contributed to the Company's redefined business direction stated in note 1 (a) above.

         (l)      Income Taxes

                  Prior to the Spin-off, the Company's results of operations were included in the consolidated Federal income tax returns filed by Healthdyne. Under the tax sharing agreement between the Company and Healthdyne, income taxes were recorded by the Company as if it filed separate income tax returns.

                  The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. Income tax benefits are not recognized unless ultimate realization of such benefits is reasonably certain.

         (m)      Net Earnings (Loss) Per Share of Common Stock

                  On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings
                  (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. All prior period net earnings (loss) data presented in these Consolidated Financial Statements have been restated to conform to the provisions of SFAS 128.

(2)      Related Party Transactions

         Matria Healthcare, Inc. ("Matria"), which was formed in a merger involving Healthdyne in March 1996, provides certain legal, tax, data processing, personnel and accounting services to the Company. Amounts charged to the Company related to such services, which have been reflected as general and administrative expenses in the accompanying Consolidated Statements of Operations, were $13, $51 and $325 in 1997, 1996 and 1995, respectively. Charges for services provided by Matria to the Company are generally determined based on estimates of actual time in providing such services to the Company using actual costs without markup. To the extent that charges for such services and for costs incurred by Matria on the Company's behalf are allocations of common expenses, such allocations are based on one or more criteria such as asset or revenue size, relative transaction volume, employee headcounts, facility size and other relevant criteria. The Company believes that such allocation methods result in reasonable approximations of the common expenses related to the Company.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)      Acquisitions

         Criterion Health Strategies, Inc.
         In October 1994, the Company committed to make certain loans to Criterion Health Strategies, Inc. ("CHS") of Nashville, Tennessee, a provider of data management software tools and services, with such loans being convertible into a 64% equity ownership interest in CHS. During December 1995, Massey Burch Capital Corp. ("Massey Burch") agreed to share equally HIE's funding commitment to CHS in exchange for half of HIE's potential equity ownership interest in CHS. In December 1996, HIE acquired an option (the "Option") to purchase Massey Burch's potential equity ownership interest in CHS. In June 1997, the existing and potential equity ownership interests of various parties in CHS were restructured and all equity ownership interests in CHS held by persons other than HIE and Massey Burch were canceled in exchange for the grant of options to purchase 199 shares of HIE common stock to CHS executive management and other employees at the fair value on the date of grant.

         On December 31, 1997, HIE exercised the Option to acquire Massey Burch's 50% equity ownership interest in CHS, bringing HIE's equity ownership interest in CHS to 100%, in exchange for 416 shares of HIE common stock and a warrant to purchase 50 shares of HIE common stock for $1.59 per share exercisable through December 2003 (see note 11). Prior to HIE's acquisition of the majority interest in CHS, the Company's share of the losses of CHS was netted against notes receivable from CHS and shown as losses of affiliate in the accompanying Consolidated Financial Statements. CHS operations will be included in the Company's Consolidated Financial Statements beginning on January 1, 1998.

         This acquisition was accounted for using the purchase method of accounting. The acquisition resulted in purchased in-process research and development of $1,746, which was expensed in 1997, purchased software of approximately $715 and additional cost over net assets acquired of approximately $336. The Company also assumed an $840 obligation to a third party for the exclusive use of a software tool in the healthcare industry (see note 11).

         The following pro forma financial information presents the combined results of operations of HIE and CHS as if the acquisition had occurred as of January 1, 1996, after giving effect to certain adjustments, including the amortization of goodwill and purchased software and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had HIE and CHS constituted a single entity during 1997 and 1996.

                                                 Years ended December 31,
                                                 ------------------------
                                                     1997       1996
                                                     ----       ----
         Revenue                                   $16,322     $16,580
                                                   =======     =======
         Net loss                                  $(6,716)    $  (304)
                                                   =======     =======
         Diluted net loss per share                $  (.32)    $  (.02)
                                                   =======     =======


         Healthcare Communications, Inc.
         During May 1995, the Company purchased a 13% interest in Healthcare Communications, Inc. ("HCI") of Dallas, Texas, a provider of integration engine software, for approximately $3,061 in cash, bringing the Company's total ownership interest in HCI to 57%. The

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included retroactively from January 1, 1995. The acquisition resulted in cost over net assets acquired of approximately $8,834. Effective December 31, 1995, HIE increased its ownership interest in HCI from 57% to 100% for approximately $6,162 in deferred payments financed by two promissory notes. The first promissory note for approximately $1,100 bore interest at 8% per annum, was secured by HCI's accounts receivable and was paid in full by the Company in April 1996. The original second promissory note was a convertible debenture for approximately $5,062, bearing interest at 6.4% per annum, secured by a portion of HCI common stock, and was due and paid in full on January 2, 1998 after the following prepayments. Principal and accrued interest totaling $1,007, $504 and $223 under this debenture were prepaid at a discount on November 15, 1996, April 30, 1997 and September 15, 1997, respectively (see note 6). The acquisition was accounted for using the purchase method of accounting. The acquisition resulted in purchased in-process research and development of approximately $3,605, which was expensed in 1995, purchased software of approximately $807 and additional cost over net assets acquired of approximately $1,169.

         DataView Imaging International, Inc.
         In June 1994, the Company acquired a 61% equity ownership interest and an option to acquire the remaining 39% interest in DataView Imaging International, Inc. ("DataView") of Norcross, Georgia, a provider of clinical image management systems. At the end of 1995, in conjunction with a change in HIE's strategic direction with respect to DataView, the Company incurred non-recurring charges of $1,430 for goodwill impairment and $300 to fully reserve the cost of the option referred to above (see note 1). During 1996, HIE and DataView restructured their relationship whereby, among other things, HIE reduced its equity ownership interest in DataView to 19.5% in return for a $1,061 fully reserved promissory note and HIE limited its funding obligation to DataView to $2,042 (the balance of such funding as of March 31, 1996 evidenced by a fully reserved promissory note). Subsequent to March 31, 1996, DataView's financial statements are no longer consolidated with HIE due to the immateriality of DataView's current financial position and results of operations.

(4)      Property and Equipment

         Property and equipment are summarized as follows:

                                                                December 31,
                                                                ------------
                                                               1997      1996
                                                               ----      ----

         Machinery and equipment                              $1,485   $1,198
         Furniture and fixtures                                  335      214
         Equipment under capital leases                          587      227
         Leasehold improvements                                   80       38
                                                              ------   ------
                                                               2,487    1,677
         Less accumulated depreciation and amortization        1,013      456
                                                              ------   ------

                    Net property and equipment                $1,474   $1,221
                                                              ======   ======

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)    Accrued Liabilities

       Accrued liabilities are summarized as follows:

                                           December 31,
                                        -----------------
                                        1997        1996
                                        ----        ----

         Project completion costs       $1,076      $   --
         Benefits and compensation         591         807
         License fee (note 11)             560          --
         Other                             446         174
                                        ------      ------

                                        $2,673      $  981
                                        ======      ======


(6)    Long-Term Debt

       Long-term debt consists of the following:

                                                                          December 31,
                                                                       -------------------
                                                                         1997        1996
                                                                       -------     -------

         Promissory note payable; interest at 6.4%
             payable at maturity; secured by a
             portion of HCI stock; paid in full on
             January 2, 1998                                            $3,309      $4,051
         Note payable to former shareholder of HCI;
             principal payable quarterly in amounts
             ranging from a minimum of $25 to a
             maximum of 20% of HCI's gross revenue
             from its Europe/Middle East sales
             territory; paid in full during July, 1997                      --         200
         Obligations under capital leases - equipment
             leases; interest ranging from 9.44% to
             12.76% with various monthly payments and
             maturing at various dates through May 1, 2001                 452         177
                                                                        ------      ------
                    Total long-term debt                                 3,761       4,428

             Less current installments                                   3,501         163
                                                                        ------      ------

                    Long-term debt, excluding current installments      $  260      $4,265
                                                                        ======      ======

       Approximate aggregate minimum annual payments due on long-term debt and capital leases subsequent to December 31, 1997 are as follows: 1998, $3,501; 1999, $150; 2000, $102; and 2001, $8.

       The Company has a $2 million line of credit agreement with a bank. Amounts outstanding under this agreement bear interest at the bank's prime rate plus 1% (9.50% at December 31, 1997) and are payable on demand. No amounts were outstanding on December 31, 1997.

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)      Income Taxes

         The components of income tax (expense) benefit are as follows:

                                                      Years ended December 31,
                                                      ------------------------
                                                 1997           1996           1995
                                                 ----           ----           ----

        Current:                               $     --       $     --       $    163
            Federal                                  --             --             --
            State                                    --             --            (23)
            Foreign                            --------       --------       --------

                                               $     --       $     --       $    140
                 Total income tax benefit      ========       ========       ========

       A reconciliation of the expected income tax (expense) benefit (based on the U.S. Federal statutory rate) to the actual income tax (expense) benefit is as follows:

                                                                    Years ended December 31,
                                                                    ------------------------
                                                                1997          1996          1995
                                                                ----          ----          ----
         Computed expected income tax
           (expense) benefit                                 $ 2,158       $  (414)      $ 3,543
         Goodwill amortization and other
           nondeductible expenses                               (247)         (213)        (2003)
         Losses utilized by Healthdyne                            --            --          (700)
         Losses in excess of allowable carrybacks             (1,858)          (53)         (372)
         Utilization of prior year financial statement
           losses                                                 --           680            --
         Losses of affiliate                                     (53)           --          (400)
         Other                                                    --            --            72
                                                             -------       -------       -------
                                                             $    --       $    --       $   140
                                                             =======       =======       =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows:

                                                                December 31,
                                                                ------------
                                                              1997          1996
                                                              ----          ----
         Deferred tax assets (liabilities):
           Allowance for doubtful accounts                 $    61       $    58
           Accruals and reserves not deducted for tax
              purposes                                          10             9
           Depreciation and amortization                      (140)         (229)
           Net operating loss carryforwards                  4,258         1,869
           Tax credit carryforwards                            266           157
                                                           -------       -------
                Total gross deferred tax asset               4,455         1,864

         Less valuation allowance                            4,455         1,864
                                                           -------       -------

                Net deferred tax asset                     $    --       $    --
                                                           =======       =======

                                     HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                                 AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements

       At December 31, 1997, the Company had the following estimated credits and net operating loss carryforwards available for Federal income tax reporting purposes to be applied against future taxable income and tax liabilities:

                                                                       Net
                                                Foreign    R&D      operating
                      Year of expiration       tax credit credit      loss
                      ------------------       ---------- ------      ----

                             1999                  $ 4     $ -      $    -
                             2000                   23       -           -
                             2009                    -       38         729
                             2010                    -       42         960
                             2011                    -       50       5,524
                             2012                    -      109       4,953
                                                   ---     ----     -------

                                                   $27     $239     $12,166
                                                   ===     ====     =======

       The net operating loss carryforward of $12,166 includes deductions of approximately $3,878 related to the exercise of stock options which will be credited to additional paid-in capital when recognized. The alternative minimum tax net operating loss carryforward approximates the regular net operating loss carryforward. A portion of the net operating loss (approximately $2,705) is limited by Section 382 of the Internal Revenue Code of 1986, as amended, to an annual utilization of approximately $168.

(8)    Shareholders' Equity

       Capitalization

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

       Public Offering

       On November 4, 1996, the Company sold 2,750 shares of its common stock and received proceeds of approximately $10,325, net of offering expenses of $634.

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

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The per share weighted-average fair values of stock options granted during 1997, 1996 and 1995 were $1.12, $1.97 and $0.61, respectively, on the date of grant using the Black- Scholes option-pricing model with the following assumptions:

                                                       1997          1996         1995
                                                       ----          ----         ----

                  Expected volatility                   40%           41%          46%
                  Expected dividend yield              none          none         none
                  Risk-free interest rate              5.5%          6.25%        6.0%
                  Expected life of stock options      5 years       5 years      5 years

       The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's reported net earnings (loss) and related per share amounts would have been changed to the pro forma amounts indicated below:

                                                                     1997         1996         1995
                                                                     ----         ----         ----
                  Net earnings (loss):
                     As reported                                   $(6,166)     $1,183       $ (9,983)
                     Pro forma                                      (7,019)        385        (10,265)
                  Diluted net earnings (loss) per share:
                     As reported                                   $  (.30)     $  .06       $   (.64)
                     Pro forma                                        (.35)        .02           (.66)

       Pro forma net earnings (loss) reflects only options granted in 1997, 1996 and 1995. Therefore, the full effect of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings (loss) and related per share amounts presented above because compensation cost is reflected over the vesting period of the options and compensation cost for options granted prior to January 1, 1995 is not considered.

       A summary of stock option transactions under these plans during 1995, 1996 and 1997 is shown below:

                                                                                  Option price per share
                                                                                  ----------------------
                                                                       Number                    Weighted
                                                                      of shares       Range       average
                                                                      ---------       -----       -------
           Options outstanding at December 31, 1994                        -            -             -
               Granted (at fair market value on the dates
                 of original grant)                                     3,242     $0.23 - $1.50    $0.90
               Exercised                                                 (388)    $0.23 - $0.88    $0.35
               Canceled or expired                                         -            -             -
                                                                        -----

           Options outstanding at December 31, 1995                     2,854     $0.23 - $1.50    $0.98
               Granted (at fair market value on the dates
                 of original grant)                                     1,048     $2.37 - $5.88    $4.34
               Exercised                                                 (905)    $0.23 - $1.50    $0.50
               Canceled or expired                                       (169)    $0.23 - $4.81    $3.77
                                                                        -----

           Options outstanding at December 31, 1996                     2,828     $0.23 - $5.88    $2.21
               Granted (at fair market value on the dates
                 of original grant)                                     1,159     $1.62 - $5.88    $2.78
               Exercised                                                 (193)    $0.23 - $1.50    $0.93
               Canceled or expired                                       (440)    $1.31 - $5.88    $3.90
                                                                        -----
           Options outstanding at December 31, 1997                     3,354     $0.23 - $5.88    $2.20
                                                                        =====

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Options exercisable at December 31, 1995                     1,820     $0.23 - $1.50    $0.68
                                                                        =====

           Options exercisable at December 31, 1996                     1,300     $0.23 - $1.50    $1.06
                                                                        =====

           Options exercisable at December 31, 1997                     1,464     $0.23 - $5.88    $1.57
                                                                        =====

       The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                                     Options outstanding                 Options exercisable
                                            -------------------------------------      -----------------------
                                                           Weighted
                                                            average      Weighted                     Weighted
                                              Number       remaining      average        Number        average
                                            outstanding   contractual    exercise      exercisable    exercise
             Classification                 at 12/31/97  life (months)     price       at 12/31/97      price
             --------------                 -----------  -------------     -----       -----------      -----

       Healthdyne-related                       407           35           $0.43           407          $0.43
       Directors                                144           47           $2.06            84          $1.71
       Others                                 2,803           53           $2.47           973          $2.04
                                              -----                                      -----

                                              3,354           50           $2.20         1,464          $1.57
                                              =====                                      =====

       Non-Employee Directors Stock Plan

       On October 20, 1995, the Company established a stock plan for non-employee directors whereby such directors may elect to receive all or a portion of their annual retainer fee in unrestricted shares of the Company's common stock. As of December 31, 1997, none of the 250 shares reserved for this plan have been issued.

       Stock Purchase Plan

       On July 1, 1996, the Company commenced an employee stock purchase plan for all eligible employees of HIE and designated subsidiaries. Participants may use up to 10% of their compensation to purchase the Company's common stock through payroll deductions for 85% of the lower of the beginning or ending stock price on a quarterly basis. Of the 200 shares of the Company's common stock reserved for issuance under this plan, 82 shares and 14 shares were issued during the years ended December 31, 1997 and 1996, respectively. Compensation cost related to this plan determined under SFAS 123 had an insignificant effect on the pro forma net earnings (loss) and pro forma diluted net earnings (loss) per share information disclosed above for 1997 and 1996.

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

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

(9)    Employee Benefit Plans

       The Company and HCI each maintain a 401(k) defined contribution plan for the benefit of their employees. Prior to June 1, 1996, the Company's obligation for contributions under its 401(k) plan was limited to the lesser of (i) one-half of each participant's contribution but not more than 2.5% of the participant's compensation or (ii) 20% of the Company's pretax earnings before consideration of this contribution. Subsequent to June 1, 1996, Company contributions are discretionary. The HCI plan provides for HCI contributions equal to one-half of each participant's contributions up to 3% of the participant's base salary. Contributions to the plans included in the consolidated statements of operations were approximately $72, $79 and $81 in 1997, 1996 and 1995, respectively.

(10)   Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

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

                    HEALTHDYNE INFORMATION ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)   Commitments

       The Company is committed under non-cancelable operating lease and capital lease agreements for facilities and equipment. The future minimum annual lease payments under these leases are summarized as follows:

                                         Operating           Capital
          Year ending December 31,        leases              leases
          ------------------------        ------              ------

                  1998                    $  677               $228
                  1999                       555                168
                  2000                       434                109
                  2001                       202                  9
                  2002                       193                  -
                  Thereafter                  32                  -
                                          ------               ----

                                          $2,093                514
                                          ======

                  Less interest                                  62
                                                               ----
                         Present value of future minimum
                           capital lease payments              $452
                                                               ====

       Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) was $728, $600 and $362 in 1997, 1996 and 1995, respectively.

       In conjunction with the acquisition of CHS on December 31, 1997, HIE assumed an $840 minimum third-party software license fee obligation, which is payable $560 in 1998 and $280 upon termination of this renewable license and is included in accrued liabilities and other liabilities, respectively, in the accompanying Consolidated Balance Sheet as of December 31, 1997 (see note 5).

(12)   Major Customers

       No single customer accounted for more than 10% of the Company's revenue in either 1997 or 1995. One customer accounted for approximately 25% of the Company's revenue in 1996. No single distributor provided customers to the Company that accounted for more than 10% of the Company's revenue in either 1997 or 1996. One distributor provided customers to the Company that accounted for approximately 18% of the Company's revenue in 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") captioned "Certain Nominees for Board of Directors" under "Proposal 1. Election of Directors" identifies members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference.

         See also "Executive Officers of the Company" appearing in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION

         The information in the section of the 1998 Proxy Statement captioned "Executive Compensation and Other Information" is incorporated in this Item 11 by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in the section of the 1998 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management" is incorporated in this Item 12 by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in the section of the 1998 Proxy Statement captioned "Certain Relationships and Related Transactions" is incorporated in this Item 13 by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as Pages F-1 through F-19 of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1997 and 1996

         Consolidated Statements of Operations -
                  Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity - Years Ended December
                  31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
                  1996 and 1995

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

   3.2 By-Laws of HIE, as amended (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

   4 Rights Agreement dated October 23, 1995 between HIE and SunTrust Bank (filed as Exhibit 4 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

   10.1           Tax Indemnity Agreement between Healthdyne and HIE (filed as
                  Exhibit 10.2 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

   10.2 Tax Disaffiliation Agreement between Healthdyne and HIE (filed as Exhibit 10.3 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

   10.3           License Agreement between Healthdyne and HIE (filed as Exhibit
                  10.4 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

   10.4 Shareholders Agreement, dated as of July 22, 1994, between Healthdyne, DataView and Shareholders (as defined therein) (filed as Exhibit 2.5 to the Form S-1, and incorporated herein by reference).

   10.5 Option Agreement, dated as of July 22, 1994, between Healthdyne, DataView and Shareholders (as defined therein) (filed as Exhibit 2.6 to the Form S-1, and incorporated herein by reference).

   10.6 Funding Agreement, dated as of July 22, 1994, between Healthdyne, DataView and Shareholders (as defined therein) (filed as Exhibit 10.11 to the Form S-1, and incorporated herein by reference).

   10.7 Agreement dated as of April 1, 1996 among HIE, DataView, Kurt Farhy, John Ernissee and Richard Bigelow (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

   10.8 Option Agreement dated December 18, 1996 between HIE and The Southern Venture Fund II, L.P. ("SVFII") (filed as Exhibit
                  10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

   10.9 Agreement dated June 13, 1997 between HIE, Criterion Health Strategies, Inc. ("CHS") and Brenton L. Teveit (filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 13, 1997, and incorporated herein by reference).

   10.10 Agreement dated June 13, 1997 between HIE, CHS and J. Edward Pearson, Jr. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 13, 1997, and incorporated herein by reference).

   10.11 First Amendment to Option Agreement dated December 31, 1997 between HIE and SVFII (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

   10.12 Amended and Restated Stock Purchase Warrant dated December 31, 1997 between HIE and SVFII (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

   10.13 HIE Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

   10.14          Form of Director Agreement under HIE Adjustment Stock Option
                  Plan.

   10.15 HIE Stock Option Plan I (filed as Exhibit 10.6 to the Form S-1, and incorporated herein by reference).

   10.16          Form of Agreement under HIE Stock Option Plan I.

   10.17 HIE Restated Stock Option Plan Two (filed as Exhibit 10.7 to the Form S-1, and incorporated herein by reference).

   10.18          Form of Agreement under HIE Restated Stock Option Plan Two.

   10.19 Non-employee Director Stock Option Plan (filed as Exhibit 10.8 to the Form S-1, and incorporated herein by reference).

   10.20          Form of Agreement under Non-employee Director Stock Option
                  Plan.

   10.21 Non-employee Directors Stock Plan (filed as Exhibit 10.9 to the Form S-1, and incorporated herein by reference).

   10.22 HIE 1996 EBU Tandem Stock Option Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

   10.23 HIE Employee Stock Purchase Plan (filed as Exhibit A to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, and incorporated herein by reference).

   10.24          HIE Employee Stock Purchase Plan Enrollment Form.

   11             Statement of Computation of per Share Earnings (Loss).

   21             Subsidiaries of the Company.

   23             Consent of KPMG Peat Marwick LLP.

   27 Financial Data Schedule (for purposes of the Securities and Exchange Commission only).


         (b)      Reports on Form 8-K:

                  During the quarter ended December 31, 1997, the Company filed a Current Report on Form 8-K dated October 21, 1997, which reported under Item 5 certain management changes.

                  In addition, on January 28, 1998, the Company filed a Current Report on Form 8-K dated December 31, 1997, reporting under Item 5 certain transactions relative to its subsidiaries CHS and HCI.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTHDYNE INFORMATION ENTERPRISES, INC.

                                    By:   /s/ Robert I. Murrie
                                          --------------------------------------
                                          Robert I. Murrie
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

March 18, 1998

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

SIGNATURE                                        TITLE                                     DATE
---------                                        -----                                     ----
/s/ Parker H. Petit                  Chairman of the Board of Directors        March 18, 1998
---------------------------------
Parker H. Petit


/s/ Robert I. Murrie                 Director, President and Chief Executive   March 18, 1998
-----------------------              Officer (Principal Executive Officer)
Robert I. Murrie


/s/ Joseph G. Bleser                 Director, Executive Vice President, Chief March 18, 1998
---------------------------------    Financial Officer, Treasurer and
Joseph G. Bleser                     Secretary (Principal Financial Officer)


/s/ Cheryl N. Blanco                 Vice President - Controller, Chief        March 18, 1998
---------------------------------    Accounting Officer, Assistant Treasurer
Cheryl N. Blanco                     and Assistant Secretary (Principal
                                     Accounting Officer)


/s/ J. Terry Dewberry                Director                                  March 18, 1998
---------------------------------
J. Terry Dewberry


/s/ William J. Gresham, Jr.          Director                                  March 18, 1998
---------------------------------
William J. Gresham, Jr.


/s/ Charles R. Hatcher, Jr.          Director                                  March 18, 1998
---------------------------------
Charles R. Hatcher, Jr.


/s/ John W. Lawless                  Director                                  March 18, 1998
---------------------------------
John W. Lawless


/s/ Carl E. Sanders                  Director                                  March 18, 1998
---------------------------------
Carl E. Sanders


/s/ Donald W. Weber                  Director                                  March 18, 1998
---------------------------------
Donald W. Weber

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Healthdyne Information Enterprises, Inc.

         Under date of January 23, 1998, we reported on the consolidated balance sheets of Healthdyne Information Enterprises, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG PEAT MARWICK LLP



Atlanta, Georgia
January 23, 1997

                                                                     SCHEDULE II

            HEALTHDYNE INFORMATION ENTERPRISES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                         BALANCE AT     CHARGED TO                              BALANCE AT
                                        BEGINNING OF    COSTS AND       OTHER                     END OF
                                           PERIOD        EXPENSES    ADDITIONS    DEDUCTIONS      PERIOD
          DESCRIPTION
   Allowance for Doubtful
    Accounts:
      Year ended December 31,
         1995                               $  9           $ 43          $64*       $ (31)**       $ 85
      Year ended December 31,
         1996                               $ 85           $ 92          $--        $ (12)***      $165
      Year ended December 31,
         1997                               $165           $393          $--        $(151)**       $407

* Represents beginning balances in allowance for doubtful accounts of acquired companies.
**    Uncollected receivables written off.
*** Represents the balance in allowance for doubtful accounts of a company no longer consolidated with the Company's financial statements.

                                INDEX TO EXHIBITS

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

   3.2 By-Laws of HIE, as amended (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1997, and incorporated herein by reference).

   4              Rights Agreement dated October 23, 1995 between HIE and
                  SunTrust Bank (filed as Exhibit 4 to Amendment No. 1 to the
                  Form S-1, and incorporated herein by reference).

   10.1           Tax Indemnity Agreement between Healthdyne and HIE (filed as
                  Exhibit 10.2 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

   10.2 Tax Disaffiliation Agreement between Healthdyne and HIE (filed as Exhibit 10.3 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

   10.3           License Agreement between Healthdyne and HIE (filed as Exhibit
                  10.4 to Amendment No. 1 to the Form S-1, and incorporated herein by reference).

   10.4           Shareholders Agreement, dated as of July 22, 1994, between
                  Healthdyne, DataView and Shareholders (as defined therein)
                  (filed as Exhibit 2.5 to the Form S-1, and incorporated herein by reference).

   10.5           Option Agreement, dated as of July 22, 1994, between
                  Healthdyne, DataView and Shareholders (as defined therein)
                  (filed as Exhibit 2.6 to the Form S-1, and incorporated herein by reference).

   10.6           Funding Agreement, dated as of July 22, 1994, between
                  Healthdyne, DataView and Shareholders (as defined therein)
                  (filed as Exhibit 10.11 to the Form S-1, and incorporated herein by reference).

   10.7           Agreement dated as of April 1, 1996 among HIE, DataView, Kurt
                  Farhy, John Ernissee and Richard Bigelow (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

   10.8           Option Agreement dated December 18, 1996 between HIE and The
                  Southern Venture Fund II, L.P. ("SVFII") (filed as Exhibit
                  10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

   10.9           Agreement dated June 13, 1997 between HIE, Criterion Health
                  Strategies, Inc. ("CHS") and Brenton L. Teveit (filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                  June 13, 1997, and incorporated herein by reference).

   10.10          Agreement dated June 13, 1997 between HIE, CHS and J. Edward
                  Pearson, Jr. (filed as Exhibit 2.2 to the Company's Current
                  Report on Form 8-K dated June 13, 1997, and incorporated herein by reference).

   10.11 First Amendment to Option Agreement dated December 31, 1997 between HIE and SVFII (filed as Exhibit 2.1 to the Company's
                  Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

   10.12          Amended and Restated Stock Purchase Warrant dated December 31,
                  1997 between HIE and SVFII (filed as Exhibit 2.2 to the
                  Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

   10.13          HIE Adjustment Stock Option Plan (filed as Exhibit 10.5 to
                  Amendment No. 1 to the Form S-1, and incorporated herein by reference).

   10.14          Form of Director Agreement under HIE Adjustment Stock Option
                  Plan.

   10.15          HIE Stock Option Plan I (filed as Exhibit 10.6 to the Form
                  S-1, and incorporated herein by reference).

   10.16          Form of Agreement under HIE Stock Option Plan I.

   10.17 HIE Restated Stock Option Plan Two (filed as Exhibit 10.7 to the Form S-1, and incorporated herein by reference).

   10.18          Form of Agreement under HIE Restated Stock Option Plan Two.

   10.19 Non-employee Director Stock Option Plan (filed as Exhibit 10.8 to the Form S-1, and incorporated herein by reference).

   10.20          Form of Agreement under Non-employee Director Stock Option
                  Plan.

   10.21 Non-employee Directors Stock Plan (filed as Exhibit 10.9 to the Form S-1, and incorporated herein by reference).

   10.22 HIE 1996 EBU Tandem Stock Option Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

   10.23          HIE Employee Stock Purchase Plan (filed as Exhibit A to the
                  Company's definitive Proxy Statement for the 1996 Annual
                  Meeting of Shareholders, and incorporated herein by reference).

   10.24          HIE Employee Stock Purchase Plan Enrollment Form.

   11             Statement of Computation of per Share Earnings (Loss).

   21             Subsidiaries of the Company.

   23             Consent of KPMG Peat Marwick LLP.

   27             Financial Data Schedule (for purposes of the Securities and
                  Exchange Commission only).