Form 10-Q
period 1998-03-31
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1998-05-11
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                       or

         Transition Report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934 for the transition period from
         to                                                  ------------------
             ---------------------------------------------

Commission file number 0-27056


                    Healthdyne Information Enterprises, Inc.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                           58-2112366
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


1850 Parkway Place, Suite 1100,  Marietta,  Georgia           30067
-------------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

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

                             YES     X                 NO
                                   -----                    ----

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of April 30, 1998 was 21,020,953.

                       Exhibit Index is on Page 14 herein.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
            Healthdyne Information Enterprises, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    (in thousands, except per share amounts)

                                                                                  March 31,    December 31,
                                                                                    1998           1997
                                                                                  ---------    ------------
                                                                                         (Unaudited)
                                     Assets
Current assets:
     Cash and cash equivalents                                                    $  4,146       $  7,732
     Trade accounts receivable, less allowance of $376 and $407 at
          March 31, 1998 and December 31, 1997, respectively                         6,657          5,628
     Other current assets                                                            1,442          1,338
                                                                                  --------       --------
          Total current assets                                                      12,245         14,698

Notes receivable                                                                       341            335
Purchased software, net of accumulated amortization of $915 and $778
     at March 31, 1998 and December 31, 1997, respectively                           1,942          2,397
Capitalized software, net of accumulated amortization of $158 and $122 at
     March 31, 1998 and December 31, 1997, respectively                                780            564
Property and equipment, net of accumulated depreciation of $1,147 and
     $1,013 at March 31, 1998 and December 31, 1997, respectively                    1,644          1,474
Excess of cost over net assets of businesses acquired, less
     accumulated amortization of $2,113 and $1,939 at March 31, 1998
     and December 31, 1997, respectively                                             8,329          8,503
Other assets                                                                            39             37
                                                                                  --------       --------
     Total assets                                                                 $ 25,320       $ 28,008
                                                                                  ========       ========
                       Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt and capital lease obligations         $    356       $  3,501
     Accounts payable, principally trade                                               794            536
     Accrued liabilities                                                             1,657          2,673
     Deferred service revenue                                                        3,150          2,666
                                                                                  --------       --------
          Total current liabilities                                                  5,957          9,376

Long-term debt and capital lease obligations, excluding current installments           406            260
Other liabilities                                                                      280            280
                                                                                  --------       --------
          Total liabilities                                                          6,643          9,916
                                                                                  --------       --------

Shareholders' equity:
     Preferred stock, without par value.  Authorized 20,000 shares;
          designated Series A cumulative preferred stock 500 shares;
          issued none                                                                    0              0
     Common stock, $.01 par value.  Authorized 50,000 shares; issued and outstanding 20,902 and 20,863 shares at March 31, 1998 and
          December 31, 1997, respectively                                              209            209
     Additional paid-in capital                                                     34,347         34,114
     Accumulated deficit                                                           (15,879)       (16,231)
                                                                                  --------       --------
          Total shareholders' equity                                                18,677         18,092
                                                                                  --------       --------

Commitments

     Total liabilities and shareholders' equity                                   $ 25,320       $ 28,008
                                                                                  ========       ========

     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)

                                                                      Three Months Ended
                                                                            March 31,
                                                                      -----------------------
                                                                        1998           1997
                                                                      --------       --------
                                                                           (Unaudited)
Revenue:
     Software                                                         $  1,905       $  1,273
     Services                                                            2,796          2,087
                                                                      --------       --------
          Total revenue                                                  4,701          3,360
                                                                      --------       --------

Cost of revenue:
     Software                                                              222            522
     Services                                                            1,358          1,347
                                                                      --------       --------
          Total cost of revenue                                          1,580          1,869
                                                                      --------       --------

Gross profit                                                             3,121          1,491
                                                                      --------       --------

Operating expenses:
     Sales and marketing                                                 1,115            762
     Research and development                                              543            434
     General and administrative                                          1,008          1,002
                                                                      --------       --------
          Total operating expenses                                       2,666          2,198
                                                                      --------       --------

Operating earnings (loss)                                                  455           (707)
Losses of affiliate                                                          0            (31)
Interest income, net                                                        41             67
                                                                      --------       --------

Earnings (loss) before income taxes                                        496           (671)

Income tax (expense) benefit                                              (144)           168
                                                                      --------       --------

Net earnings (loss)                                                   $    352       $   (503)
                                                                      ========       ========

Net earnings (loss) per share of common stock:
     Basic                                                            $   0.02       $  (0.02)
                                                                      ========       ========
     Diluted                                                          $   0.02       $  (0.02)
                                                                      ========       ========

Shares used in the calculation of net earnings (loss) per share:
          Basic                                                         20,902         20,182
                                                                      ========       ========
          Diluted                                                       21,689         20,182
                                                                      ========       ========


         See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             -----------------------
                                                                               1998           1997
                                                                             --------       --------
                                                                                  (Unaudited)
Cash flows from operating activities:
   Net earnings (loss)                                                       $    352       $   (503)
   Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities:
       Losses of affiliate                                                          0             31
       Provision for doubtful accounts                                              0            (89)
       Depreciation and amortization                                              481            549
       (Increase) decrease in trade accounts receivable                        (1,093)            84
       Increase in other current assets                                          (111)          (297)
       Increase (decrease) in accounts payable                                    321           (151)
       Decrease in accrued liabilities                                           (477)          (464)
       Increase in deferred service revenue                                       484            407
                                                                             --------       --------
          Net cash used in operating activities                                   (43)          (433)
                                                                             --------       --------

Cash flows from investing activities:
   Purchased software                                                            (137)           (45)
   Capitalized software development costs                                        (252)          (237)
   Capital expenditures                                                           (34)          (274)
   Change in other assets                                                          (8)          (319)
                                                                             --------       --------
     Net cash used in investing activities                                       (431)          (875)
                                                                             --------       --------

Cash flows before financing activities                                           (474)        (1,308)
                                                                             --------       --------

Cash flows from financing activities:
  Principal payments on long-term debt, net                                    (3,353)           (20)
  Proceeds from the issuance of common stock                                      241             51
                                                                             --------       --------
     Net cash (used in) provided by financing activities                       (3,112)            31
                                                                             --------       --------

Net decrease in cash and cash equivalents                                      (3,586)        (1,277)

Cash and cash equivalents at beginning of period                                7,732         10,743
                                                                             --------       --------

Cash and cash equivalents at end of period                                   $  4,146       $  9,466
                                                                             ========       ========


     See accompanying notes to consolidated condensed financial statements.

            Healthdyne Information Enterprises, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1.   General:

The consolidated condensed financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") for the year ended December 31, 1997.

2.   Major Customers:

No single customer accounted for more than 10% of the Company's revenue for the three months ended March 31, 1998. One customer accounted for 25% of the Company's revenue during the three months ended March 31, 1997. No single distributor provided customers to the Company that accounted for more than 10% of the Company's revenue for the three months ended March 31, 1998 and 1997.

3.   Earnings (Loss) Per Share of Common Stock:

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. All prior period net earnings (loss) data presented in these consolidated condensed financial statements have been restated to conform to the provisions of SFAS 128.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's limited operating history and lack of profitability in 1997 and 1995, competitive pressures, the mix of software and service revenue, the mix of direct and indirect sales, sales timing, changes in pricing policies, undetected errors or bugs in the software, delays in product development, lower-than-expected demand for the Company's software tools or services, business conditions in the integrated healthcare delivery network market and other markets, the Company's ability to modify its software for use in non-healthcare industries, risks associated with possible acquisitions, general economic conditions and the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

On December 31, 1997, the Company exercised its option to acquire the remaining 50% ownership interest of Criterion Health Strategies, Inc. ("CHS"). CHS licenses the Criterion data integration software tool and provides project management, information integration and technology-driven re-design services. Since HIE did not have a majority ownership interest in CHS in 1997 and prior years, the operating results of CHS were not consolidated with the Company's consolidated operating results. HIE's share of CHS' operating results are presented as Losses of Affiliate in the accompanying Consolidated Condensed Statements of Operations. CHS's operating results were combined with the Company's beginning on January 1, 1998.

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

Software revenue is generally recognized upon shipment and the performance of certain other criteria in accordance with Statement of Position ("SOP") 91-1, "Software Revenue Recognition" in 1997 and prior years and SOP 97-2, "Software Revenue Recognition" in 1998. Service revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on the percentage of completion basis, even though some services are prepaid.

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

Results of Operations

The following table sets forth for the periods indicated (1) the Company's total revenue and (2) unless otherwise indicated, the percentage of total revenue for each component included in the Company's Consolidated Condensed Statements of Operations:

                                                             PERCENT OF REVENUE (UNLESS OTHERWISE INDICATED)
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                    1998                          1997
                                                          --------------------------- -----------------------------

Total HIE revenue (in 000's)                                       $4,701                        $3,360
                                                          =========================== =============================

Revenue:
     Software                                                          41%                           38%
     Services                                                          59%                           62%
          Total revenue                                               100%                          100%
                                                          --------------------------- -----------------------------

Cost of revenue:
     Software (as a percent of software revenue)                       12%                           41%
     Services (as a percent of services revenue)                       49%                           65%
          Total cost of revenue                                        34%                           56%
                                                          --------------------------- -----------------------------

Gross profit                                                           66%                           44%
                                                          --------------------------- -----------------------------

Operating expenses:
     Sales and marketing                                               24%                           22%
     Research and development                                          11%                           13%
     General and administrative                                        21%                           30%
                                                          --------------------------- -----------------------------
          Total operating expenses                                     56%                           65%
                                                          --------------------------- -----------------------------

Operating earnings (loss)                                              10%                          (21%)

Losses of affiliate                                                     0                            (1%)
Interest income, net                                                    1%                            2%
                                                          --------------------------- -----------------------------

Earnings (loss) before income taxes                                    11%                          (20%)

Income tax (expense) benefit                                           (4%)                           5%
                                                          --------------------------- -----------------------------

Net earnings (loss)                                                     7%                          (15%)
                                                          =========================== =============================

Comparison of Three Months Ended March 31, 1998 and March 31, 1997

         Revenue. Total revenue was $4.7 million for the three months ended March 31, 1998 compared to $3.4 million for the three months ended March 31, 1997, an increase of 40%. The increase of $632,000, or 50%, in software revenue, was primarily due to an increase in Cloverleaf integration engine software license fee revenue, offset somewhat by a reduction in third-party software tool revenue. The increase of $709,000, or 34%, in services revenue was due primarily to higher service personnel productivity as well as an increase in the number of service personnel. HIE added six new distributors in the first quarter of 1998 and more than doubled its sales force during the latter part of 1997.

         Cost of revenue. Cost of revenue includes, among other things, compensation of service personnel, travel and software royalties and amortization. The cost of revenue was $1.6 million for the three months ended March 31, 1998 compared to $1.9 million for the three months ended March 31, 1997, a decrease of 15%. The decrease in cost of revenue from 56% to 34% is primarily attributable to the Company sub-licensing significantly less third-party software tools, as well as an increase in the level of service personnel productivity in the first quarter of 1998 compared to the first quarter of 1997. Third-party software tools, such as imaging, workflow and COLD, typically have a higher cost of revenue than proprietary software tools, such as the Cloverleaf integration engine and the EMerge enterprise master person index software tool.

         Gross profit. The Company's gross profit was $3.1 million for the three months ended March 31, 1998 compared to $1.5 million for the three months ended March 31, 1997, an increase of 109%. The primary reasons for the increased gross profit in the first quarter of 1998 were the higher level of highly profitable Cloverleaf integration engine software license fee revenue discussed above, as well as the higher level of service personnel productivity also discussed above.

         Sales and marketing. Sales and marketing expense includes, among other things, compensation of sales and marketing personnel, sales commissions, travel and advertising. Sales and marketing expense was $1.1 million or 24% of revenue for the three months ended March 31, 1998 compared to $762,000 or 22% of revenue for the three months ended March 31, 1997, an increase of 46%. The increase in sales and marketing expense between the periods was due primarily to the increase in sales personnel costs, sales commissions and travel expenses associated with the increased sales staffing referred to above.

         Research and development. Research and development expense includes, among other things, compensation of research and development personnel, depreciation and lease expense of research and development equipment and travel. Research and development expense was $543,000 or 11% of revenue for the three months ended March 31, 1998 compared to $434,000 or 13% of revenue for the three months ended March 31, 1997, an increase of 25%. While the level of capitalization of internally developed software dropped to 30% in the first quarter of 1998 from 35% in the first quarter of 1997, cash expenditures for research and development increased $104,000 between the two periods due primarily to increased staffing for various research and development projects.

         General and administrative. General and administrative expense includes, among other things, compensation of finance, accounting and administrative personnel, goodwill amortization, office rent and insurance. General and administrative expense was $1.0 million for both the three months ended March 31, 1998 and 1997. There were no significant changes in the components of general and administrative expenses between the periods.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $31,000 in the first quarter of 1997. The operating results of CHS are included in the Company's Consolidated Condensed Financial Statements for the first quarter of 1998 resulting from the December 31, 1997 exercise of the option to acquire the remaining 50% of CHS discussed above.


         Interest income, net. Net interest income was $41,000 for the three months ended March 31, 1998 compared to $67,000 for the three months ended March 31, 1997, representing a decrease of $26,000. The decrease in net interest income is due primarily to a decrease in interest income resulting from lower cash balances offset by decreased interest expense related to various payments of long-term debt and related accrued interest, including the payment of $3.3 million in long-term debt on January 2, 1998.


         Income tax (expense) benefit. The Company recognized income tax expense of $144,000, which is an effective income tax rate of 29%, for the three months ended March 31, 1998 based on a projected utilization of available net operating loss carryforward benefits for the year ending December 31, 1998. The Company recorded an income tax benefit of $168,000 for the three months ended March 31, 1997 based on management's belief at the time that the Company would generate taxable income above the level of available net operating loss carryforward benefits for the year ended December 31, 1997.

Liquidity and Capital Resources

         The Company had working capital of $6.3 million at March 31, 1998 compared to $5.3 million at December 31, 1997. Cash decreased $3.6 million during the three months ended March 31, 1998 compared to a $1.3 million decrease during the three months ended March 31, 1997 for the reasons discussed below.

         Net cash used in operating activities totaled $43,000 for the three months ended March 31, 1998 compared to $433,000 for the three months ended March 31, 1997. The $390,000 total variance between the two periods is primarily attributable to the increased cash flow resulting from the net earnings recorded during the three months ended March 31, 1998 compared to the net loss recorded in the three months ended March 31, 1997, and an increase in accounts payable, offset by an increase in accounts receivable.

         Net cash used in investing activities was $431,000 for the three months ended March 31, 1998 compared to $875,000 for the three months ended March 31, 1997. The decrease was due primarily to a $350,000 investment in CHS in February 1997.

         Net cash used in financing activities was $3.1 million for the three months ended March 31, 1998 and net cash provided by financing activities was $31,000 for the three months ended March 31, 1997. Most of the variance between the two periods is attributable to the payment of $3.3 million of debt financing that matured on January 2, 1998. The proceeds from the issuance of Common Stock relate to the exercise of stock options during both periods.

         As of March 31, 1998, the Company had $356,000 of debt financing scheduled for payment over the next twelve months. During August 1997, the Company renewed its line of credit with a bank and also increased the credit line from $1 million to $2 million on essentially the same terms and conditions as the expiring line of credit. The Company plans to maintain the $2 million line of credit for unanticipated needs and financial flexibility. No amounts were outstanding under the line of credit at March 31, 1998 or December 31, 1997. Based on its current business plan and business model projections, the Company believes that current available cash, anticipated cash flow from operating activities and cash available from existing or expanded lines of credit will be sufficient to meet the Company's capital requirements for at least the next twelve months and for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         Exhibit No.    Description
         -----------    -----------

              3.1       By-laws of HIE.

             10.1       HIE Stock Option Plan I.

             10.2       HIE Restated Stock Option Plan Two.

             10.3       HIE Nonqualified Stock Option Plan.

             11         Statements of Computation of Per Share Earnings (Loss).

             27         Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K

                During the quarter ended March 31, 1998, the Company filed the following report on Form 8-K:

         Current Report on Form 8-K dated December 31, 1997, reporting information under Items 5 and 7.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Healthdyne Information Enterprises, Inc.


May 11, 1998                    By:   /s/ Cheryl N. Blanco
                                   ---------------------------------
                                      Cheryl N. Blanco
                                      Vice President - Controller,
                                       Chief Accounting Officer,
                                      Assistant Treasurer and
                                      Assistant Secretary
                                      (duly authorized and principal
                                      accounting officer)

                                  EXHIBIT INDEX

   Exhibit No.      Description
   -----------      -----------

        3.1         By-laws of Healthdyne Information Enterprises, Inc. ("HIE").

       10.1         HIE Stock Option Plan I.

       10.2         HIE Restated Stock Option Plan Two.

       10.3         HIE Nonqualified Stock Option Plan.

       11           Statements of Computation of Per Share Earnings (Loss).

       27           Financial Data Schedule (for SEC use only).