Form 10-Q
period 1998-06-30
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1998-08-14
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


  X     Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
-----   Exchange  Act of 1934 for the quarterly period ended June 30, 1998

                                       or

        Transition Report pursuant to Section 13 or 15 (d) of the Securities
----- Exchange Act of 1934 for the transition period from ________________________ to ________________________.


Commission file number 0-270576


                    Healthdyne Information Enterprises, Inc.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                          58-2112366
------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


1850 Parkway Place, Suite 1100,  Marietta,  Georgia             30067
------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)


                                 (770) 423-8450
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, together with associated preferred stock purchase rights (the "Common Stock") as of July 31, 1998 was 23,978,554 shares.

                      Exhibit Index is on Page 20 herein.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
           Healthdyne Information Enterprises, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                                                       June 30,     December 31,
                                                                                         1998          1997
                                                                                     --------------------------
                                                                                             (Unaudited)
                                      Assets
Current assets:
     Cash and cash equivalents                                                       $ 2,061            $ 7,777
     Trade accounts receivable, less allowance of $570 and $626 at
          June 30, 1998 and December 31, 1997, respectively                            9,078              5,977
     Other current assets                                                              1,426              1,375
                                                                                     -------            -------
          Total current assets                                                        12,565             15,129

Notes receivable                                                                          89                335
Purchased software, net of accumulated amortization of $1,095 and $778
     at June 30, 1998 and December 31, 1997, respectively                              1,927              2,397
Capitalized software, net of accumulated amortization of $213 and $122 at
     June 30, 1998 and December 31, 1997, respectively                                 1,185                564
Property and equipment, net of accumulated depreciation of $1,813 and
     $1,451 at June 30, 1998 and December 31, 1997, respectively                       2,119              1,939
Excess of cost over net assets of businesses acquired, less
     accumulated amortization of $2,287 and $1,939 at June 30, 1998
     and December 31, 1997, respectively                                               8,156              8,503
Other assets                                                                              73                 73
                                                                                     -------            -------
     Total assets                                                                    $26,114            $28,940
                                                                                     =======            =======
                       Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt and capital lease obligations            $ 1,476            $ 5,175
     Accounts payable, principally trade                                               1,241                863
     Accrued liabilities                                                               1,834              2,821
     Deferred revenue                                                                  4,385              3,597
                                                                                     -------            -------
          Total current liabilities                                                    8,936             12,456

Long-term debt and capital lease obligations, excluding current installments             529                316
Other liabilities                                                                        407                476
                                                                                     -------            -------
          Total liabilities                                                           9,872             13,248
                                                                                     -------            -------

Shareholders' equity:
     Preferred stock, without par value.  Authorized 20,000 shares;
          designated Series A cumulative preferred stock 500 shares;
          issued none                                                                      0                  0
     Common stock, $.01 par value.  Authorized 50,000 shares; issued and outstanding 23,979 and 23,563 shares at June 30, 1998 and
          December 31, 1997, respectively                                                240                236
     Additional paid-in capital                                                       39,490             38,280
     Deferred Compensation                                                                (7)               (73)
     Accumulated deficit                                                             (23,481)           (22,751)
                                                                                     -------            -------
          Total shareholders' equity                                                  16,242             15,692
                                                                                     -------            -------

Commitments

     Total liabilities and shareholders' equity                                      $26,114            $28,940
                                                                                     =======            =======


     See accompanying notes to Consolidated Condensed Financial Statements.

           Healthdyne Information Enterprises, Inc. and Subsidiaries
                Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)

                                                              Three Months Ended                      Six Months Ended
                                                                    June 30,                              June 30,
                                                       ------------------------------          -------------------------------
                                                          1998                1997                1998                1997
                                                       ----------          ----------          ----------          -----------
                                                                 (Unaudited)                             (Unaudited)
Revenue:
  Software                                             $    2,954          $    1,678          $    4,933          $    3,071
  Services                                                  3,631               2,735               6,853               5,359
                                                       ----------          ----------          ----------          ----------
     Total revenue                                          6,585               4,413              11,786               8,430
                                                       ----------          ----------          ----------          ----------

Cost of revenue:
  Software                                                    257                 163                 479                 685
  Services                                                  1,652               1,468               3,217               3,070
                                                       ----------          ----------          ----------          ----------
     Total cost of revenue                                  1,909               1,631               3,696               3,755
                                                       ----------          ----------          ----------          ----------

Gross profit                                                4,676               2,782               8,090               4,675
                                                       ----------          ----------          ----------          ----------

Operating expenses:
  Sales and marketing                                       1,627               1,553               3,048               2,873
  Research and development                                    950                 707               1,918               1,420
  General and administrative                                1,448               1,062               2,679               2,164
  Merger costs                                                993                  --                 993                  --
                                                       ----------          ----------          ----------          ----------
     Total operating expenses                               5,018               3,322               8,638               6,457
                                                       ----------          ----------          ----------          ----------

Operating loss                                               (342)               (540)               (548)             (1,782)
Losses of affiliate                                            --                  --                  --                 (31)
Interest income (expense), net                                (31)                 22                 (38)                 69
                                                       ----------          ----------          ----------          ----------

Loss before income taxes                                     (373)               (518)               (586)             (1,744)

Income tax (expense) benefit                                   --                 (69)               (144)                 99
                                                       ----------          ----------          ----------          ----------
Net loss                                               $     (373)         $     (587)         $     (730)         $   (1,645)
                                                       ==========          ==========          ==========          ==========
Net loss per share of common stock:
  Basic                                                $    (0.02)         $    (0.03)         $    (0.03)         $    (0.07)
                                                       ==========          ==========          ==========          ==========
  Diluted                                              $    (0.02)         $    (0.03)         $    (0.03)         $    (0.07)
                                                       ==========          ==========          ==========          ==========

Shares used in the calculation of net loss per share:
     Basic                                                 23,767              22,906              23,697              22,825
                                                       ==========          ==========          ==========          ==========
     Diluted                                               23,767              22,906              23,697              22,825
                                                       ==========          ==========          ==========          ==========


         See accompanying notes to Consolidated Condensed Financial Statements.

           Healthdyne Information Enterprises, Inc. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                 (in thousands)


                                                                              Six Months Ended
                                                                                 June 30,
                                                                          -------------------------
                                                                             1998          1997
                                                                          ----------     ----------

                                                                                 (Unaudited)
Cash flows from operating activities:
    Net loss                                                              $     (730)    $   (1,645)
    Adjustments to reconcile net loss to net cash used in operating activities:
               Merger costs                                                      406             --
               Losses of affiliate                                                --             31
               Provision for doubtful accounts                                   (56)           (36)
               Depreciation and amortization                                   1,118          1,052
               Compensation related to stock options, net                         66            121
               Increase in trade accounts receivable                          (3,109)          (174)
               Increase in other current assets                                  (59)          (269)
               Increase (decrease) in accounts payable                           442           (810)
               Decrease in accrued liabilities                                  (491)          (695)
               Increase in deferred service revenue                              592            486
                                                                          ----------     ----------

                  Net cash used in operating activities                       (1,821)        (1,939)
                                                                          ----------     ----------
Cash flows from investing activities:
    Purchased software                                                          (301)           (68)
    Capitalized software development costs                                      (713)          (360)
    Capital expenditures                                                        (159)          (478)
    Change in other assets                                                       (34)          (415)
                                                                          ----------     ----------
          Net cash used in investing activities                               (1,207)        (1,321)
                                                                          ----------     ----------
Cash flows before financing activities                                        (3,028)        (3,260)
                                                                          ----------     ----------
Cash flows from financing activities:
    Principal payments on long-term debt, net                                     --           (574)
    Net repayments under line of credit                                       (2,996)          (172)
    Proceeds from the issuance of common stock                                   308          1,450
                                                                          ----------     ----------
          Net cash (used in) provided by financing activities                 (2,688)           704
                                                                          ----------     ----------

Net decrease in cash and cash equivalents                                     (5,716)        (2,556)

Cash and cash equivalents at beginning of period                               7,777         10,771
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $    2,061     $    8,215

                                                                          ==========     ==========



     See accompanying notes to Consolidated Condensed Financial Statements.

           Healthdyne Information Enterprises, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                             June 30, 1998 and 1997
                                  (Unaudited)

1.  General:

The Consolidated Condensed Financial Statements as of June 30, 1998, December 31, 1997 and for the three and six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year.

These Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") for the year ended December 31, 1997, as well as the supplemental consolidated financial statements and notes included in the Form 8-K of HIE dated June 1, 1998 which give retroactive effect to the merger with HUBLink, Inc. which was accounted for as a pooling of interests as discussed in Note 2.

2.  Merger

On May 12, 1998, the Company completed a stock-for-stock merger (the "Merger") through a wholly-owned subsidiary with HUBLink, Inc. ("HUBLink"), a privately-held integration software tool company. In connection with the Merger, the Company issued an aggregate of 2.8 million shares of its Common Stock. The business combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the Merger have been restated to include the accounts and results of operations of HUBLink. In addition, the Company issued 100,000 shares of its Common Stock to a financial advisor, which was engaged by HUBLink to assist with possible business combinations.

The results of operations previously reported by the separate enterprises prior to the combination and the combined amounts included in the accompanying consolidated condensed financial statements are summarized below:


                                                    Three Months       Three Months          Six Months
                                                      Ended                Ended                Ended
                                                   March 31, 1998      June 30, 1997        June 30, 1997
                                                   ------------------------------------------------------
                                                                       (Unaudited)
Revenue:
     HIE                                           $   4,701            $  3,844                $ 7,204
     HUBLink                                             500                 569                  1,226
                                                   ---------            -------------------------------
        Combined revenue                           $   5,201            $  4,413                $ 8,430
                                                   =========            ===============================

Net earnings (loss):
     HIE                                           $     352            $    213                $  (290)
     HUBLink                                            (709)               (800)                (1,355)
                                                   ---------            -------------------------------
          Combined net earnings (loss)             $    (357)           $   (587)               $(1,645)
                                                   =========            ===============================



3.  Major Customers:

No single customer accounted for more than 10% of the Company's revenue for the three or six months ended June 30, 1998. One customer accounted for 13% of the Company's revenue during the six months ended June 30, 1997. No single customer accounted for 10% or more of the Company's revenue for the three months ended June 30, 1997. No single distributor provided customers to the Company that accounted for more than 10% of the Company's revenue for the three and six months ended June 30, 1998 and 1997.

4.  Earnings (Loss) Per Share of Common Stock:

         On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. The computation of diluted net loss per share was anti-dilutive in each of the periods presented, therefore, the amounts reported for basic and diluted loss per share are the same. All prior period net loss data presented in these Consolidated Condensed Financial Statements have been restated to conform to the provisions of SFAS 128.


5.   Recent Accounting Pronouncements

     Revenue Recognition
         On January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee in October 1997, effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement has not had a material impact on the Company's unaudited Consolidated Condensed Financial Statements.

     Comprehensive Income
         On January 1, 1998, the Company adopted Statement of Financial Accounting Statndards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB") in June 1997, effective for fiscal years beginning after December 15, 1997. Comprehensive income includes all changes in equity during a period except those resulting in investments by owners and distributions to owners. The implementation of this statement has had no impact on the Company's unaudited Consolidated Condensed Financial Statements.

     Other
         The Company continues to evaluate the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Sements of an Enterprise and Related Information, issued by the FASB in June 1997, effective for fiscal years beginning after December 15, 1997. The provisions of this standard do not apply to interim periods in the year of adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's limited operating history and lack of profitability in the six months ended June 30, 1998 and the years ended December 31, 1997 and 1995, the Company's change in strategic direction, competitive pressures, the mix of software and service revenue, the mix of direct and indirect sales, sales timing, changes in pricing policies, undetected errors or bugs in the software, delays in product development, lower-than-expected demand for the Company's software tools or services, business conditions in the integrated healthcare delivery network market and other markets, the Company's ability to modify its software for use in non-healthcare industries, risks associated with possible acquisitions, risks related to intangible assets, general economic conditions and the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Registration Statement on Form S-3, as amended (Registration No. 333-55703).

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

On May 12, 1998, the Company completed a stock-for-stock Merger through a wholly-owned subsidiary with HUBLink, a privately-held integration software tool company. In connection with the Merger, the Company issued an aggregate of
2.8 million shares of its Common Stock. The business combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the Merger have been restated to include the accounts and results of operations of HUBLink. In addition, the Company issued 100,000 shares of its Common Stock to a financial advisor, which had been engaged by HUBLink to assist with possible business combinations.

On December 31, 1997, the Company exercised its option to acquire the remaining 50% ownership interest of Criterion Health Strategies, Inc. ("CHS") it did not already own. CHS licenses the Criterion data integration software tool and provides project management, information integration and technology-driven re-design services. Since

HIE did not have a majority ownership interest in CHS in 1997 and prior years, the operating results of CHS were not consolidated with the Company's consolidated operating results. HIE's share of CHS' operating results are presented as Losses of Affiliate in the accompanying Consolidated Condensed Statements of Operations. CHS's operating results were combined with the Company's beginning on January 1, 1998.

In the fourth quarter of 1997, the Company redefined its strategic direction as The Integration Solutions Company and focused on providing software tools and services to achieve the enterprise-wide integration of information. Prior to making this shift in strategic direction, the Company sold and distributed certain proprietary and third-party clinical workstation tools including, among others, the Clinical Assessment and Support System ("CASS"), Document Image Management, Workflow Management, Intranet and Internet Workflow Management, Teleradiology Computer Systems and Clinical Image Management tools. The Company no longer actively sells and distributes the software tools referred to in the preceding sentence, since such tools are outside the scope of the Company's redefined strategic direction referred to above.

In addition, effective November 21, 1997, HIE combined the operations of its three subsidiaries (CHS, Integrated Healthcare Solutions, Inc. and Healthcare Communications, Inc.) with the parent company under a functional organization structure, i.e., sales, service, research and development and finance. Prior to that time, each subsidiary operated as an independent, but interrelated, entity referred to by the Company as an Entrepreneurial Business unit. As of June 30, 1998, these three subsidiaries had been merged with and into the Company. The Company changed to the present organizational structure in an attempt to be more responsive to the marketplace and to streamline operations. The Company believes that the current organizational structure will expand the depth and breadth of its integration software tool distribution capability, improve the productivity of its integration software tool development efforts, enhance the efficiency and effectiveness of its customer service operations and eliminate duplicate efforts throughout the organization.

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

Software revenue is generally recognized upon shipment and the performance of certain other criteria in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" in 1998 and SOP 91-1, "Software Revenue Recognition" in 1997. Service revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on the percentage of completion basis, even though some services are prepaid.

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

Results of Operations

The following table sets forth for the periods indicated (1) the Company's total revenue and (2) unless otherwise indicated, the percentage of total revenue for each component included in the Company's Consolidated Condensed Statements of Operations:


                                                       Percent of Revenue (unless otherwise indicated)
                                                      Three Months Ended              Six Months Ended
                                                           June 30,                        June 30,
                                                  ----------------------------   ----------------------------
                                                       1998            1997         1998             1997
                                                  ------------    ------------   ------------    ------------
Total HIE revenue (in 000's)                      $      6,585    $      4,413   $     11,786    $      8,430
                                                  ============    ============   ============    ============

Revenue:
     Software                                               45%             38%            42%             36%
     Services                                               55%             62%            58%             64%
                                                  ------------    ------------   ------------    ------------
          Total revenue                                    100%            100%           100%            100%
                                                  ------------    ------------   ------------    ------------

Cost of revenue:
     Software (as a percent of software revenue)             9%             10%            10%             22%
     Services (as a percent of services revenue)            45%             54%            47%             57%
          Total cost of revenue                             29%             37%            31%             44%
                                                  ------------    ------------   ------------    ------------

Gross profit                                                71%             63%            69%             56%
                                                  ------------    ------------   ------------    ------------

Operating expenses:
     Sales and marketing                                    25%             35%            26%             34%
     Research and development                               14%             16%            16%             17%
     General and administrative                             22%             24%            23%             26%
     Merger costs                                           15%              0%             9%              0%
                                                  ------------    ------------   ------------    ------------
          Total operating expenses                          76%             75%            74%             77%
                                                  ------------    ------------   ------------    ------------

Operating loss                                              -5%            -12%            -5%            -21%
Losses of affiliate                                          0%              0%             0%              0%
Interest income (expense), net                              -1%              0%             0%              0%
                                                  ------------    ------------   ------------    ------------

Loss before income taxes                                    -6%            -12%            -5%            -21%

Income tax (expense) benefit                                 0%             -1%            -1%              1%
                                                  ------------    ------------   ------------    ------------

Net loss                                                    -6%            -13%            -6%            -20%
                                                  ============    ============   ============    ============

Comparison of Three Months Ended June 30, 1998 and 1997

         Revenue. Total revenue was $6.6 million for the three months ended June 30, 1998 compared to $4.4 million for the three months ended June 30, 1997, an increase of 49%. The increase of $1.3 million, or 76%, in software revenue was primarily due to an increase in Cloverleaf integration engine and OM3 message broker software license fee revenue. The increase of $896,000, or 33%, in services revenue was due primarily to higher service personnel productivity as well as an increase in the number of service personnel. HIE added eight new distributors in the second quarter of 1998.

         Cost of revenue. Cost of revenue includes, among other things, compensation of service personnel, travel and software royalties and amortization. The cost of revenue was $1.9 million for the three months ended June 30, 1998 compared to $1.6 million for the three months ended June 30, 1997, an increase of 17%. However, as a percentage of revenue, cost of revenue decreased to 29% from 37% primarily due to the sub-licensing by the Company of significantly less third-party software tools, as well as an increase in the level of service personnel productivity in the second quarter of 1998 compared to the second quarter of 1997. Third-party software tools, such as imaging, workflow and COLD, typically have a higher cost of revenue than proprietary software tools, such as the Cloverleaf integration engine and OM3 message broker and the EMerge enterprise master person index software tool. The Company discontinued the marketing, sale and distribution of imaging, workflow, COLD and certain other software tools that no longer fit its redefined strategic direction in the fourth quarter of 1997.

         Gross profit. The Company's gross profit was $4.7 million for the three months ended June 30, 1998 compared to $2.8 million for the three months ended June 30, 1997, an increase of 68%. The increased gross profit in the second quarter of 1998 was due to the significant increase in the more profitable Cloverleaf integration engine and OM3 message broker software license fee revenue discussed above, as well as the higher level of service personnel productivity also discussed above.

         Sales and marketing. Sales and marketing expense includes, among other things, compensation of sales and marketing personnel, sales commissions, travel and advertising. Sales and marketing expense was $1.6 million for the three months ended June 30, 1998 and 1997. A slight increase of $74,000 in sales and marketing expense between the periods was due primarily to the increase in sales personnel costs associated with increased sales staffing, offset somewhat by lower marketing personnel costs. The decrease in sales and marketing expense from 35% of revenue in the three months ended June 30, 1997 to 25% in the three months ended June 30, 1998 was due to the significant increase in software and services revenue discussed above.

         Research and development. Research and development expense includes, among other things, compensation of research and development personnel, depreciation and lease expense of research and development equipment and travel. Research and development expense was $950,000 or 14% of revenue for the three months ended June 30, 1998 compared to $707,000 or 16% of revenue for the three months ended June 30, 1997, an increase of 34%. Cash expenditures for research and development increased $580,000, while the level of capitalization of internally developed software increased to 33% in the second quarter of 1998 from 15% in the second quarter of 1997, due primarily to increased staffing for various research and development projects.

         General and administrative. General and administrative expense includes, among other things, compensation of finance, human resources and administrative personnel, goodwill amortization, office rent and insurance. General and administrative expense was $1.4 million or 22% of revenue for the three months ended June 30, 1998, compared to $1.1 million or 24% of revenue for the three months ended June 30, 1997, an increase of 36%. The increase was due primarily to increased recruiting and outside contractor costs associated with the Company's increased revenue and personnel growth.

         Merger costs. Merger costs, which resulted from the Company's acquisition of HUBLink, includes, among other things, investment banking, attorney and accounting fees, travel and severance costs. The total merger costs were $993,000 in the second quarter of 1998. The Company has accrued for all of the anticipated merger costs in the second quarter, and anticipates transition costs of approximately $500,000 to be incurred over the next two quarters.

         Interest income (expense), net. Net interest expense was $31,000 for the three months ended June 30, 1998 compared to net interest income of $22,000 for the three months ended June 30, 1997, representing a change of $53,000. The change in net interest income (expense) is due primarily to a decrease in interest income resulting from lower cash balances and increased short-term borrowings, some of which were repaid by the Company in the second quarter.

         Income tax (expense) benefit. The Company did not record any income tax benefit for the three months ended June 30, 1998 because losses exceeded allowable carryback The Company recorded an income tax expense of $69,000 for the three months ended June 30, 1997 based on management's belief at the time that the Company would generate taxable income above the net operating loss carryforward benefits for the year ended December 31, 1997.


Comparison of Six Months Ended June 30, 1998 and 1997

         Revenue. Total revenue was $11.8 million for the six months ended June 30, 1998 compared to $8.4 million for the six months ended June 30, 1997, an increase of 40%. The increase of $1.9 million, or 61%, in software revenue was primarily due to an increase in Cloverleaf integration engine and OM3 message broker software license fee revenue, offset somewhat by a reduction in third-party software tool revenue. The increase of $1.5 million, or 28%, in services revenue was due primarily to higher service personnel productivity as well as an increase in the number of service personnel. HIE added fourteen new distributors in the six months ended June 30, 1998.

         Cost of revenue. The cost of revenue was $3.7 million for the six months ended June 30, 1998 compared to $3.8 million for the six months ended June 30, 1997, a decrease of 2%. As a percentage of revenue, cost of revenue decreased to 31% from 44%, primarily due to the sub-licensing by the Company of significantly less third-party software tools, as well as an increase in the level of service personnel productivity in the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The Company discontinued the marketing, sale and distribution of imaging, workflow, COLD and certain other software tools that no longer fit its redefined strategic direction in the fourth quarter of 1997.

         Gross profit. The Company's gross profit was $8.1 million for the six months ended June 30, 1998 compared to $4.7 million for the six months ended June 30, 1997, an increase of 73%. The increased gross profit in the first six months of 1998 was due to the significant increase in the more profitable Cloverleaf integration engine and OM3 message broker software license fee revenue discussed above, as well as the higher level of service personnel productivity also discussed above.

         Sales and marketing. Sales and marketing expense was $3.0 million or 26% of revenue for the six months ended June 30, 1998 compared to $2.9 million or 34% of revenue for the six months ended June 30, 1997, an increase of 6%. The increase in sales and marketing expense between the periods was due primarily to the increase in sales personnel costs associated with increased sales staffing, offset somewhat by lower marketing personnel costs. As a percentage of revenue, sales and marketing decreased due to the significant increase in software and services revenue discussed above.

         Research and development. Research and development expense was $1.9 million or 16% of revenue for the six months ended June 30, 1998 compared to $1.4 million or 17% of revenue for the six months ended June 30, 1997, an increase of 35%. Cash expenditures for research and development increased $851,000 between the two periods, while the level of capitalization of internally developed software increased to 27% in the six months ended June 30, 1998 from 20% in the six months ended June 30, 1997, due primarily to increased staffing for various research and development projects.

         General and administrative. General and administrative expense was $2.7 million or 23% of revenue for the six months ended June 30, 1998, compared to $2.2 million or 26% of revenue for the six months ended June 30, 1997, an increase of 24%. The increase was due primarily to increased recruiting and outside contractor costs associated with the Company's increased revenue and personnel growth.

         Merger costs. Merger costs, which resulted from the Company's acquisition of HUBLink, includes, among other things, investment banking, attorney and accounting fees, travel and severance costs. The total merger costs were $993,000 in the six months ended June 30, 1998. The Company has accrued for all of the anticipated merger costs in the second quarter, and anticipates transition costs of approximately $500,000 to be incurred over the next two quarters.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $31,000 in the first half of 1997. CHS's operating results were consolidated with the Company's beginning on January 1, 1998.

         Interest income (expense), net. Net interest expense was $38,000 for the six months ended June 30, 1998 compared to net interest income of $69,000 for the six months ended June 30, 1997, representing a change of $107,000. The change in net interest income (expense) is due primarily to a decrease in interest income resulting from lower cash balances and increased short-term borrowings, some of which were repaid by the Company in the second quarter.

         Income tax (expense) benefit. The Company recorded an income tax expense of $144,000 for the six months ended June 30, 1998 based on the inability of a profitable subsidiary to utilize the group's net operating losses for state reporting purposes. The Company recorded an income tax benefit of $99,000 for the six months ended June 30, 1997 based on the projected effective tax rate for the year ended December 31, 1997.

Liquidity and Capital Resources

         The Company had working capital of $3.6 million at June 30, 1998 compared to $2.7 million at December 31, 1997. Cash decreased $5.7 million during the six months ended June 30, 1998 compared to a $2.6 million decrease during the six months ended June 30, 1997 for the reasons discussed below.

         Net cash used in operating activities totaled $1.8 million for the six months ended June 30, 1998 compared to $1.9 million for the six months ended June 30, 1997. The $118,000 total variance between the two periods is primarily attributable to an increase in accounts receivable offset by the increased cash flow resulting from the lower net loss recorded during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 and increased accounts payable.

         Net cash used in investing activities was $1.2 million for the six months ended June 30, 1998 compared to $1.3 million for the six months ended June 30, 1997. The decrease was due primarily to a $350,000 investment in CHS in February 1997 which was nonrecurring in 1998 and lower capital expeditures in the six months ended June 30, 1998, both offset somewhat by an increased investment in software during the six months ended June 30, 1998.

         Net cash used in financing activities was $2.7 million for the six months ended June 30, 1998 and net cash provided by financing activities was $704,000 for the six months ended June 30, 1997. Most of the variance between the two periods is attributable to the payment of $3.3 million of debt financing that matured on January 2, 1998. In addition, HUBLink obtained proceeds of $1.2 million from the issuance of common stock during the six months ended June 30, 1997.

         As of June 30, 1998, the Company had $1.5 million of debt financing scheduled for payment over the next twelve months. The Company negotiated a new $5.0 million line of credit from a bank which it expects to finalize in mid-August 1998. The line of credit is for a one year term, with borrowings bearing interest at the bank's prime rate plus 1% (approximately 9.5% as of August 12, 1998). The Company plans to maintain the $5.0 million line of credit for unanticipated needs and financial flexibility. Based on its current business plan and business model projections, the Company believes that currently available cash, anticipated cash flow from operating activities, especially the collection of accounts receivable, and cash available from the line of credit mentioned above will be sufficient to meet the Company's capital requirements for at least the next twelve months and for the foreseeable future.

Recent Accounting Pronouncements

         On January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee, and Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board. The Company continues to evaluate the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which does not apply to interim periods in the year of adoption.

                          PART II - OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on May 19, 1998. At the annual meeting, the Company's shareholders voted on the election of nine Directors. The results of the voting were as follows:

                                        For            Vote Withheld
                                    --------------------------------
Class I Directors
William J. Gresham, Jr.             19,541,715            424,847
Charles R. Hatcher, Jr., M.D.       19,546,522            420,040
Donald W. Weber                     19,554,322            412,240

Class II Directors
Joseph G. Bleser                    19,566,493            400,069
J. Terry Dewberry                   19,555,501            411,061
Carl E. Sanders                     19,533,622            432,940

Class III Directors
Parker H. Petit                     19,528,803            437,759
Robert I. Murrie                    19,562,593            403,969
John W. Lawless                     19,559,993            406,569


The meeting was adjourned and reconvened on June 5, 1998 to provide shareholders with additional time to vote their shares only with respect to the proposal to amend the Company's Articles of Incorporation to provide for classification of the Board of Directors into three classes serving staggered terms of three years. The results of the voting were as follows:

                                                  Number of Shares
                For                               10,913,708
                Against                            1,548,973
                Withheld                             138,884

Item 6.        Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         Exhibit No.    Description
         -----------    -----------
             3          Articles of Incorporation (as restated).

            11          Statements of Computation of Per Share Earnings (Loss).

            27.1        Financial Data Schedule (for SEC use only).

            27.2        Restated Financial Data Schedule (for SEC use only).

         (b)  Reports on Form 8-K

              During the quarter ended June 30, 1998, the Company filed the following reports on Form 8-K:

         Current Report on Form 8-K dated May 7, 1998, reporting information under Item 7 with respect to the restatement of Financial Data Schedules to comply with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

         Current Report on Form 8-K dated May 12, 1998, reporting information under Items 2 and 7 with respect to the stock-for-stock merger of HUBLink, Inc.

         Current Report on Form 8-K dated June 1, 1998, reporting information under Item 5 with respect to restated financial statements in conjunction with the pooling-of-interests merger of HUBLink, Inc.

         Current Report on Form 8-K dated June 8, 1998, reporting information under Item 5 with respect to the election of Scott A. Jones and Mark
         D. Shary to the Company's Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Healthdyne Information Enterprises, Inc.


August 14, 1998                     By:  /s/ Cheryl N. Blanco
                                       -----------------------
                                         Cheryl N. Blanco
                                         Vice President - Controller,
                                         Chief Accounting Officer,
                                         Assistant Treasurer and
                                         Assistant Secretary
                                         (duly authorized and principal
                                         accounting officer)

                                 EXHIBIT INDEX

         Exhibit No.      Description
         -----------      -----------
              3           Articles of Incorporation (as restated).

             11           Statements of Computation of Per Share Earnings (Loss).

             27.1         Financial Data Schedule (for SEC use only).

             27.2         Restated Financial Data Schedule (for SEC use only).