Form 10-Q
period 1998-09-30
HEALTHDYNE INFORMATION ENTERPRISES INC
filed 1998-11-16
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




  X        Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
----- Exchange Act of 1934 for the quarterly period ended September 30, 1998.

                                       or

           Transition Report pursuant to Section 13 or 15 (d) of the Securities
-----      Exchange Act of 1934 for the transition period
           from                 to                .
               ----------------   ----------------

Commission file number 0-270576


                    Healthdyne Information Enterprises, Inc.
             ------------------------------------------------------
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

                                 (770) 423-8450
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, together with associated preferred stock purchase rights (the "Common Stock"), as of November 12, 1998 was 24,526,547 shares.

                       Exhibit Index is on Page 19 herein.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
             Healthdyne Information Enterprises, Inc. and Subsidiary
                      Consolidated Condensed Balance Sheets
                                 (in thousands)


                                                                                     September 30,      December 31,
                                                                                         1998               1997
                                                                                     -------------------------------
                                                                                                (Unaudited)
                                      Assets
Current assets:
     Cash and cash equivalents                                                      $      1,851        $     7,777
     Trade accounts receivable, less allowance of $570 and $626 at
          September 30, 1998 and December 31, 1997, respectively                          11,859              5,977
     Other current assets                                                                  1,458              1,375
                                                                                    ------------        -----------
          Total current assets                                                            15,168             15,129

Notes receivable                                                                              86                335
Purchased software, net of accumulated amortization of $1,209 and $778
     at September 30, 1998 and December 31, 1997, respectively                             2,046              2,397
Capitalized software, net of accumulated amortization of $264 and $122 at
     September 30, 1998 and December 31, 1997, respectively                                1,385                564
Property and equipment, net of accumulated depreciation of $2,012 and
     $1,451 at September 30, 1998 and December 31, 1997, respectively                      2,177              1,939
Excess of cost over net assets of businesses acquired, less
     accumulated amortization of $2,460 and $1,939 at September 30, 1998
     and December 31, 1997, respectively                                                   7,982              8,503
Other assets                                                                                  63                 73
                                                                                    ------------        -----------
     Total assets                                                                   $     28,907        $    28,940
                                                                                    ============        ===========
                       Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt and capital lease obligations           $      3,164        $     5,175
     Accounts payable, principally trade                                                   1,364                863
     Accrued liabilities                                                                   1,138              2,821
     Deferred revenue                                                                      4,803              3,597
                                                                                    ------------        -----------
          Total current liabilities                                                       10,469             12,456

Long-term debt and capital lease obligations, excluding current installments                 542                316
Other liabilities                                                                            280                476
                                                                                    ------------        -----------
          Total liabilities                                                               11,291             13,248
                                                                                    ------------        -----------

Shareholders' equity:
     Preferred stock, without par value.  Authorized 20,000 shares;
          designated Series A cumulative preferred stock 500 shares;
          issued none                                                                          -                  -
     Common stock, $.01 par value.  Authorized 50,000 shares; issued and outstanding  24,215 and 23,563 shares at September 30, 1998 and
          December 31, 1997, respectively                                                    242                236
     Additional paid-in capital                                                           39,870             38,280
     Deferred compensation                                                                     -                (73)
     Accumulated deficit                                                                 (22,496)           (22,751)
                                                                                    ------------        -----------
          Total shareholders' equity                                                      17,616             15,692
                                                                                    ------------        -----------
Commitments

     Total liabilities and shareholders' equity                                     $     28,907        $    28,940
                                                                                    ============        ===========


     See accompanying notes to Consolidated Condensed Financial Statements.

             Healthdyne Information Enterprises, Inc. and Subsidiary
                 Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)


                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                        ----------------------------   -----------------------------
                                                            1998            1997           1998             1997
                                                        ------------    ------------   ------------     ------------
                                                                 (Unaudited)                    (Unaudited)
Revenue:
     Software                                           $      3,301    $      1,829   $      8,234     $      4,900
     Services                                                  3,981           2,668         10,834            8,027
                                                        ------------    ------------   ------------     ------------
          Total revenue                                        7,282           4,497         19,068           12,927
                                                        ------------    ------------   ------------     ------------

Cost of revenue:
     Software                                                    122             201            601              886
     Services                                                  1,807           1,436          5,024            4,506
                                                        ------------    ------------   ------------     ------------
          Total cost of revenue                                1,929           1,637          5,625            5,392
                                                        ------------    ------------   ------------     ------------

Gross profit                                                   5,353           2,860         13,443            7,535
                                                        ------------    ------------   ------------     ------------

Operating expenses:
     Sales and marketing                                       1,734           1,315          4,782            4,188
     Research and development                                    930             780          2,848            2,200
     General and administrative                                1,608           1,255          4,287            3,419
     Merger costs                                                 67               -          1,060                -
                                                        ------------    ------------   ------------     ------------
          Total operating expenses                             4,339           3,350         12,977            9,807
                                                        ------------    ------------   ------------     ------------

Operating earnings (loss)                                      1,014            (490)           466           (2,272)
Losses of affiliate                                                -            (120)             -             (151)
Interest income (expense), net                                   (29)             12            (67)              81
                                                        ------------    ------------   ------------     ------------


Earnings (loss) before income taxes                              985            (598)           399           (2,342)

Income tax (expense) benefit                                       -             (42)          (144)              57
                                                        ------------    ------------   ------------     ------------

Net earnings (loss)                                     $        985    $       (640)  $        255     $     (2,285)
                                                        ============    ============   ============     ============

Net earnings (loss) per share of common stock:
     Basic                                              $       0.04    $      (0.03)  $       0.01     $      (0.10)
                                                        ============    ============   ============     ============
     Diluted                                            $       0.04    $      (0.03)  $       0.01     $      (0.10)
                                                        ============    ============   ============     ============

Shares used in the calculation of net earnings
    (loss) per share:

     Basic                                                    24,089          23,042         23,826           22,547
                                                        ============    ============   ============     ============
     Diluted                                                  25,497          23,042         25,047           22,547
                                                        ============    ============   ============     ============

     See accompanying notes to Consolidated Condensed Financial Statements.

             Healthdyne Information Enterprises, Inc. and Subsidiary
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                -----------------------------
                                                                     1998           1997
                                                                -------------   -------------
                                                                         (Unaudited)
Cash flows from operating activities:
     Net earnings (loss)                                           $   255       $ (2,285)
     Adjustments to reconcile net earnings (loss) to net
       cash used in operating activities:
          Other                                                        406            181
          Losses of affiliate                                            -            151
          Provision for (recovery of) doubtful accounts                (55)            47
          Depreciation and amortization                              1,656          1,501
          Compensation related to stock options, net                    73            129
          Increase in trade accounts receivable                     (5,827)          (636)
          Increase in other current assets                             (91)          (560)
          Increase (decrease) in accounts payable                      501           (622)
          Decrease in accrued liabilities                           (1,229)          (562)
          Increase in deferred service revenue                       1,010            707
                                                                   -------       --------
          Net cash used in operating activities                     (3,301)        (1,949)
                                                                   -------       --------

Cash flows from investing activities:
     Purchased software                                               (534)          (256)
     Capitalized software development costs                           (964)          (558)
     Capital expenditures                                             (282)          (467)
     Change in other assets                                            258           (411)
                                                                   -------       --------
          Net cash used in investing activities                     (1,522)        (1,692)
                                                                   -------       --------

Cash flows before financing activities                              (4,823)        (3,641)
                                                                   -------       --------

Cash flows from financing activities:
    Additional borrowings                                                -            490
    Principal payments on long-term debt, net                       (3,300)          (963)
    Net borrowings (repayments) under line of credit                 1,506           (125)
    Proceeds from the issuance of common stock                         691          1,533
                                                                   -------       --------
          Net cash (used in) provided by financing activities       (1,103)           935
                                                                   -------       --------

Net decrease in cash and cash equivalents                           (5,926)        (2,706)

Cash and cash equivalents at beginning of period                     7,777         10,772
                                                                   -------       --------

Cash and cash equivalents at end of period                         $ 1,851       $  8,066
                                                                   =======       ========

     See accompanying notes to Consolidated Condensed Financial Statements.

             Healthdyne Information Enterprises, Inc. and Subsidiary
              Notes to Consolidated Condensed Financial Statements
                           September 30, 1998 and 1997
                                   (Unaudited)

1.  General:

The Consolidated Condensed Financial Statements as of September 30, 1998, and for the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year.

These Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Healthdyne Information Enterprises, Inc. ("HIE" or the "Company") for the year ended December 31, 1997, as well as the supplemental consolidated financial statements and notes included in the Form 8-K of HIE dated June 1, 1998 which give retroactive effect to the merger with HUBLink, Inc. ("HUBLink") which was accounted for as a pooling of interests as discussed in Note 2.

2.  Merger:

On May 12, 1998, the Company completed a stock-for-stock merger (the "Merger") through a wholly-owned subsidiary with HUBLink, a privately-held integration software tool company. In connection with the Merger, the Company issued an aggregate of 2.8 million shares of its Common Stock. The business combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the Merger have been restated to include the accounts and results of operations of HUBLink. In addition, the Company issued 100,000 shares of its Common Stock to a financial advisor, which was engaged by HUBLink to assist with possible business combinations.

The results of operations previously reported by the separate enterprises prior to the combination and the combined amounts included in the accompanying consolidated condensed financial statements are summarized below:


                                       Three Months         Nine Months
                                          Ended                Ended
                                      March 31, 1998     September 30, 1997
                                      --------------     ------------------
                                                  (Unaudited)


Revenue:
  HIE                                 $        4,701      $         11,207
  HUBLink                                        500                 1,720
                                      --------------      ----------------
     Combined revenue                 $        5,201      $         12,927
                                      ==============      ================


Net earnings (loss):
  HIE                                 $          352      $           (167)
  HUBLink                                       (709)               (2,118)
                                      --------------      ----------------
     Combined net earnings (loss)     $         (357)     $         (2,285)
                                      ==============      ================



3.  Major Customers:

One customer accounted for 12% of the Company's revenue for the nine months ended September 30, 1997. No single customer accounted for 10% or more of the Company's revenue for the nine months ended September 30, 1998, or the three months ended September 30, 1998 and 1997. One distributor accounted for 14% of the Company's revenue for the three months ended September 30, 1998. No single distributor accounted for 10% or more of the Company's revenue for the three months ended September 30, 1997, or the nine months ended September 30, 1998 and 1997.

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

5. Line of Credit:

The Company negotiated a new $5.0 million line of credit from a bank in mid-August 1998, of which $2.2 million was available on September 30, 1998. The line of credit is for a one year term, with borrowings bearing interest at the bank's prime rate plus 1%. The Company plans to maintain the $5.0 million line of credit for unanticipated needs and financial flexibility. Based on its current business plan and business model projections, the Company believes that currently available cash, anticipated cash flow from operating activities, especially the collection of accounts receivable, and cash available from the line of credit mentioned above will be sufficient to meet the Company's capital requirements for at least the next twelve months and for the foreseeable future.

6. Recent Accounting Pronouncements:

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

     Comprehensive Income
         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB") in September 1997, effective for fiscal years beginning after December 15, 1997. Comprehensive income includes all changes in equity during a period except those resulting in investments by owners and distributions to owners. The implementation of this statement has had no impact on the Company's unaudited Consolidated Condensed Financial Statements. Comprehensive income for the Company is represented only by Net Income.

     Other
         The Company continues to evaluate the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Sements of an Enterprise and Related Information, issued by the FASB in September 1997, effective for fiscal years beginning after December 15, 1997. The provisions of this standard do not apply to interim periods in the year of adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek," and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the lack of profitability in the years ended December 31, 1997 and 1995, the Company's change in strategic direction, competitive pressures, the mix of software and service revenue, the mix of direct and indirect sales, sales timing, changes in pricing policies, undetected errors or bugs in the software, delays in product development, lower-than-expected demand for the Company's software tools or services, business conditions in the integrated healthcare delivery network market and other markets, the Company's ability to modify its software for use in non-healthcare industries, risks associated with possible acquisitions, risks related to intangible assets, general economic conditions and the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Registration Statement on Form S-3, as amended (Registration No. 333-55703). By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

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

On December 31, 1997, the Company exercised its option to acquire the remaining 50% ownership interest of Criterion Health Strategies, Inc. ("CHS") it did not already own. CHS licenses the Criterion data integration software tool and provides project management, information integration and technology-driven re-design services. Since HIE did not have a majority ownership interest in CHS in 1997 and prior years, the operating results of CHS were not included with the Company's consolidated operating results. HIE's share of CHS' operating results for 1997 are presented as Losses of Affiliate in the accompanying Consolidated Condensed Statements of Operations. CHS's operating results were combined with the Company's beginning on January 1, 1998.

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

The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 conversions to be completed on a timely basis.

         Internal IT & Non-IT Systems - The Company is in the process of implementing new software for its accounting, internal network, timekeeping, and purchasing functions to better manage the growth of its business. Representations made by software vendors for these systems, including Year 2000 compliance, will be validated at the completion of that implementation which is expected to be early 1999. Non-IT systems, such as telecommunications systems, as well as existing IT systems are being assessed currently.

         Third Parties - The Company has material relationships with third parties whose Year 2000 compliance is being assessed by way of questionnaire. These third parties include, but are not limited to, banks, payroll processing vendors, and telecommunications vendors. The Company expects the assessment to be complete in early 1999 and will take the necessary action to minimize the Year 2000 non-compliance risk with respect to third parties including changing to vendors who are Year 2000 compliant or installing internal IT systems.

         Customers and Distributors - A failure in a customer's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit by contract, both with its customers and with the parties that license technology to the Company, its liability for damages arising in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liabilities set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. There can be no assurance that the Company will be able to obtain or maintain insurance coverage for such liabilities, that such coverage will continue to be available on acceptable terms, or that such coverage will be available in amounts to cover one or more large claims. The assertion of claims against the Company that exceed available insurance coverage, or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, financial condition and results of operation. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any contract liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial condition or results of operations. The Company is in the process of evaluating the Year 2000 readiness of all products available currently or previously sold to customers and distributors. The Company expects this assessment to be complete in mid-1999.

The Company is in the final stages of development of contingency plans, which are expected to be implemented by mid-1999.

In light of its compliance efforts, the Company does not believe that the Year 2000 issue will materially adversely affect operations or results of operations, and does not expect implementation to have a material impact on the Company's financial statements. However, there can be no assurance that the Company's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, to the extent the Year 2000 problem has a material adverse effect on business, operations or financial condition of third parties with whom the Company has material relationships, such as vendors, suppliers and customers, the Year 2000 problem could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Results of Operations

The following table sets forth for the periods indicated (1) the Company's total revenue and (2) unless otherwise indicated, the percentage of total revenue for each component included in the Company's Consolidated Condensed Statements of
Operations:


                                                              Percent of Revenue (unless otherwise indicated)
                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                         ---------------------------    --------------------------
                                                            1998            1997           1998            1997
                                                         ---------       ---------      ----------      ----------
Total HIE revenue (in 000's)                             $    7,282      $   4,497      $   19,068       $  12,927
                                                         ==========      =========      ==========      ==========

Revenue:
     Software                                                    45%            41%             43%             38%
     Services                                                    55%            59%             57%             62%
                                                         ----------      ---------      ----------      ----------
          Total revenue                                         100%           100%            100%            100%
                                                         ----------      ---------      ----------      ----------

Cost of revenue:
     Software (as a percent of software revenue)                  4%            11%              7%             18%
     Services (as a percent of services revenue)                 45%            54%             46%             56%
          Total cost of revenue                                  26%            36%             29%             42%
                                                         ----------      ---------      ----------      ----------

Gross profit                                                     74%            64%             71%             58%
                                                         ----------      ---------      ----------      ----------

Operating expenses:
     Sales and marketing                                         24%            29%             25%             32%
     Research and development                                    13%            17%             15%             17%
     General and administrative                                  22%            28%             22%             27%
     Merger costs                                                 1%              -              6%              -
                                                         ----------      ---------      ----------      ----------
          Total operating expenses                               60%            74%             68%             76%
                                                         ----------      ---------      ----------      ----------

Operating earnings (loss)                                        14%           (10)%             3%            (18)%
Losses of affiliate                                               -             (3)%             -              (1)%
Interest income (expense), net                                    -              -              (1)%             1%
                                                         ----------      ---------      ----------      ----------

Earnings (loss) before income taxes                              14%           (13)%             2%            (18)%

Income tax expense                                                -             (1)%            (1)%             -
                                                         ----------      ---------      ----------      ----------

Net earnings (loss)                                              14%           (14)%             1%            (18)%
                                                         ==========      =========      ==========      ==========

Comparison of Three Months Ended September 30, 1998 and 1997

         Revenue. Total revenue was $7.3 million for the three months ended September 30, 1998 compared to $4.5 million for the three months ended September 30, 1997, an increase of 62%. The increase of $1.5 million, or 80%, in software revenue was primarily due to an increase in Cloverleaf integration engine and OM3 message broker software license fee revenue. The increase of $1.3 million or 49%, in services revenue was due primarily to higher service personnel productivity as well as an increase in the number of service personnel. HIE added eleven new distributors in the third quarter of 1998.

         Cost of revenue. Cost of revenue includes, among other things, compensation of service personnel, travel and software royalties and amortization. The cost of revenue was $1.9 million for the three months ended September 30, 1998 compared to $1.6 million for the three months ended September 30, 1997, an increase of 18%. However, as a percentage of revenue, cost of revenue decreased to 26% from 36% primarily due to the sub-licensing by the Company of significantly less third-party software tools, as well as an increase in the level of service personnel productivity in the third quarter of 1998 compared to the third quarter of 1997. Third-party software tools, such as imaging, workflow and COLD, typically have a higher cost of revenue than proprietary software tools, such as the Cloverleaf integration engine and OM3 message broker and the EMerge enterprise master person index software tool. The Company discontinued the marketing, sale and distribution of imaging, workflow, COLD and certain other software tools that no longer fit its redefined strategic direction in the fourth quarter of 1997.

         Gross profit. The Company's gross profit was $5.4 million for the three months ended September 30, 1998 compared to $2.9 million for the three months ended September 30, 1997, an increase of 87%. The increased gross profit in the third quarter of 1998 was due to the significant increase in the more profitable Cloverleaf integration engine and OM3 message broker software license fee revenue discussed above, as well as the higher level of service personnel productivity also discussed above.

         Sales and marketing. Sales and marketing expense includes, among other things, compensation of sales and marketing personnel, sales commissions, travel and advertising. Sales and marketing expense was $1.7 million for the three months ended September 30, 1998 compared with $1.3 million for the three months ended September 30, 1997. The increase of $419,000 in sales and marketing expense between the periods was due primarily to the increase in sales personnel costs associated with increased sales staffing. The decrease in sales and marketing expense from 29% of revenue in the three months ended September 30, 1997 to 24% in the three months ended September 30, 1998 was due to the significant increase in software and services revenue discussed above.

         Research and development. Research and development expense includes, among other things, compensation of research and development personnel, depreciation and lease expense of research and development equipment and travel. Research and development expense was $930,000 or 13% of revenue for the three months ended September 30, 1998 compared to $780,000 or 17% of revenue for the three months ended September 30, 1997, an increase of 19%. Cash expenditures for research and development increased $203,000, while the level of capitalization of internally developed software increased to 21% in the third quarter of 1998 from 20% in the third quarter of 1997, due primarily to increased staffing for various research and development projects.

         General and administrative. General and administrative expense includes, among other things, compensation of finance, human resources and administrative personnel, goodwill amortization, office rent and insurance. General and administrative expense was $1.6 million or 22% of revenue for the three months ended September 30, 1998, compared to $1.3 million or 28% of revenue for the three months ended September 30, 1997, an increase of 28%. The increase was due primarily to increased recruiting and outside contractor costs associated with the Company's increased revenue and personnel growth.

         Interest income (expense), net. Net interest expense was $29,000 for the three months ended September 30, 1998 compared to net interest income of $12,000 for the three months ended September 30, 1997, representing a change of $41,000. The change in net interest income (expense) is due primarily to a decrease in interest income resulting from lower cash balances and increased short-term borrowings.

         Income tax (expense) benefit. The Company did not record any income tax benefit for the three months ended September 30, 1998 because allowable carrybacks exceeded income. The Company recorded an income tax expense of $42,000 for the three months ended September 30, 1997 based on management's belief at the time that the Company would generate taxable income above the net operating loss carryforward benefits for the year ended December 31, 1997.


Comparison of Nine Months Ended September 30, 1998 and 1997

         Revenue. Total revenue was $19.1 million for the nine months ended September 30, 1998 compared to $12.9 million for the nine months ended September 30, 1997, an increase of 48%. The increase of $3.3 million, or 68%, in software revenue was primarily due to an increase in Cloverleaf integration engine and OM3 message broker software license fee revenue, offset somewhat by a reduction in third-party software tool revenue. The increase of $2.8 million, or 35%, in services revenue was due primarily to higher service personnel productivity as well as an increase in the number of service personnel. HIE added twenty-five new distributors in the nine months ended September 30, 1998.

         Cost of revenue. The cost of revenue was $5.6 million for the nine months ended September 30, 1998 compared to $5.4 million for the nine months ended September 30, 1997, an increase of 4%. As a percentage of revenue, cost of revenue decreased to 29% from 42%, primarily due to the sub-licensing by the Company of significantly less third-party software tools, as well as an increase in the level of service personnel productivity in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The Company discontinued the marketing, sale and distribution of imaging, workflow, COLD and certain other software tools that no longer fit its redefined strategic direction in the fourth quarter of 1997.

         Gross profit. The Company's gross profit was $13.4 million for the nine months ended September 30, 1998 compared to $7.5 million for the nine months ended September 30, 1997, an increase of 78%. The increased gross profit in the first nine months of 1998 was due to the significant increase in the more profitable Cloverleaf integration engine and OM3 message broker software license fee revenue discussed above, as well as the higher level of service personnel productivity also discussed above.

         Sales and marketing. Sales and marketing expense was $4.8 million or 25% of revenue for the nine months ended September 30, 1998 compared to $4.2 million or 32% of revenue for the nine months ended September 30, 1997, an increase of 14%. The increase in sales and marketing expense between the periods was due primarily to the increase in sales personnel costs associated with increased sales staffing, offset somewhat by lower marketing personnel costs. As a percentage of revenue, sales and marketing decreased due to the significant increase in software and services revenue discussed above.

         Research and development. Research and development expense was $2.8 million or 15% of revenue for the nine months ended September 30, 1998 compared to $2.2 million or 17% of revenue for the nine months ended September 30, 1997, an increase of 29%. Cash expenditures for research and development increased $1.1 million between the two periods, while the level of capitalization of internally developed software increased to 25% in the nine months ended September 30, 1998 from 20% in the nine months ended September 30, 1997, due primarily to increased staffing for various research and development projects.

         General and administrative. General and administrative expense was $4.3 million or 22% of revenue for the nine months ended September 30, 1998, compared to $3.4 million or 27% of revenue for the nine months ended September 30, 1997, an increase of 25%. The increase was due primarily to increased recruiting and outside contractor costs associated with the Company's increased revenue and personnel growth.

         Merger costs. Merger costs, which resulted from the Company's acquisition of HUBLink, includes, among other things, investment banking, legal and accounting fees, travel and severance costs. The total merger costs were $1.1 million in the nine months ended September 30, 1998. The Company had accrued for all of the anticipated merger costs in the second quarter, and incurred merger-related transition costs of $67,000 in the quarter ended September 30, 1998. The Company anticipates transition costs of approximately $100,000 to be incurred during the next quarter.

         Losses of affiliate. Losses of affiliate, which resulted from the Company's commitment to fund CHS, totaled $151,000 in the first nine months of 1997. CHS's operating results were consolidated with the Company's beginning on January 1, 1998.

         Interest income (expense), net. Net interest expense was $67,000 for the nine months ended September 30, 1998 compared to net interest income of $81,000 for the nine months ended September 30, 1997, representing a change of $148,000. The change in net interest income (expense) is due primarily to a decrease in interest income resulting from lower cash balances and increased short-term borrowings, some of which were repaid by the Company in the second quarter.

         Income tax (expense) benefit. The Company recorded an income tax expense of $144,000 for the nine months ended September 30, 1998 based on the inability of a profitable subsidiary to utilize the group's net operating losses for state reporting purposes. The Company recorded an income tax benefit of $57,000 for the nine months ended September 30, 1997 based on the projected effective tax rate for the year ended December 31, 1997.

Liquidity and Capital Resources

         The Company had working capital of $4.7 million at September 30, 1998 compared to $2.7 million at December 31, 1997. Cash decreased $5.9 million during the nine months ended September 30, 1998 compared to a $2.7 million decrease during the nine months ended September 30, 1997 for the reasons discussed below.

         Net cash used in operating activities totaled $3.3 million for the nine months ended September 30, 1998 compared to $1.9 million for the nine months ended September 30, 1997. The $1.4 million total variance between the two periods is primarily attributable to an increase in accounts receivable offset by the increased cash flow resulting from the net income recorded during the nine months ended September 30, 1998 compared to the net loss recorded during the nine months ended September 30, 1997 and increased accounts payable.

         Net cash used in investing activities was $1.5 million for the nine months ended September 30, 1998 compared to $1.7 million for the nine months ended September 30, 1997. The decrease was due primarily to a $350,000 investment in CHS in

February 1997 which was nonrecurring in 1998 and lower capital expenditures in the nine months ended September 30, 1998, both offset somewhat by an increased investment in software during the nine months ended September 30, 1998.

         Net cash used in financing activities was $1.1 million for the nine months ended September 30, 1998 and net cash provided by financing activities was $935,000 for the nine months ended September 30, 1997. Most of the variance between the two periods is attributable to the payment of $3.3 million of debt financing that matured on January 2, 1998. In addition, HUBLink obtained proceeds of $1.2 million from the issuance of common stock during the nine months ended September 30, 1997.

         The Company negotiated a new $5.0 million line of credit from a bank in mid-August 1998, of which $2.2 million was available on September 30, 1998. The line of credit is for a one year term, with borrowings bearing interest at the bank's prime rate plus 1%. The Company plans to maintain the $5.0 million line of credit for unanticipated needs and financial flexibility. Based on its current business plan and business model projections, the Company believes that currently available cash, anticipated cash flow from operating activities, especially the collection of accounts receivable, and cash available from the line of credit mentioned above will be sufficient to meet the Company's capital requirements for at least the next twelve months and for the foreseeable future.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

           Exhibit No.     Description
           -----------     -----------

               11          Statements of Computation of Per Share Earnings
                           (Loss).

               27          Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K

                During the quarter ended September 30, 1998, the Company filed the following reports on Form 8-K:

         (1) Amendment No. 1 on Form 8-K/A to the Company's Current Report on Form 8-K dated June 1, 1998 reporting pursuant to Items 5 and 7 and containing Supplemental Consolidated Financial Statements and notes thereto; and

         (2) Amendment No. 2 on Form 8-K/A to the Company's Current Report on Form 8-K dated June 1, 1998 reporting pursuant to Items 5 and 7 and containing Supplemental Consolidated Financial Statements and notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Healthdyne Information Enterprises,  Inc.


November 16, 1998                     By:   /s/ Cheryl N. Blanco
                                         --------------------------------------
                                            Cheryl N. Blanco
                                            Vice President - Controller,
                                            Chief Accounting Officer,
                                            Assistant Treasurer and
                                            Assistant Secretary
                                            (duly authorized and principal
                                            accounting officer)

EXHIBIT INDEX


           Exhibit No.              Description
           -----------              -----------
               11                   Statements of Computation of Per Share
                                    Earnings (Loss).

               27                   Financial Data Schedule (for SEC use only).