Form 10-K
period 1998-12-31
HIE INC
filed 1999-03-31
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------
                                   FORM 10-K
                                  ------------

          (Mark One)
          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 0-27056

                                   HIE, INC.
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
  Common Stock, $0.01 par value per share (together with associated preferred stock purchase rights)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock (based upon the closing sales price quoted on the Nasdaq National Market) held by nonaffiliates as of March 19, 1999 was approximately $97,197,700.

         As of March 19, 1999, 25,311,458 shares of the registrant's Common Stock, par value $0.01 per share (together with associated preferred stock purchase rights), were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                               TABLE OF CONTENTS




                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------

Part I

         Item 1.    Business..................................................................................3

                    Factors That May Affect Future Performance...............................................11

         Item 2.    Properties...............................................................................23

         Item 3.    Legal Proceedings........................................................................23

         Item 4.    Submission of Matters to a Vote of Security Holders......................................23

         Executive Officers of the Registrant................................................................24

Part II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................26

         Item 6.    Selected Financial Data..................................................................27

         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations....................................................................28

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............................40

         Item 8.    Financial Statements and Supplementary Data..............................................40

         Item 9.    Changes in and Disagreements With Accountants on Accounting and
                    Financial Disclosure.....................................................................41

Part III

         Item 10.   Directors and Executive Officers of the Registrant *.....................................41

         Item 11.   Executive Compensation *.................................................................41

         Item 12.   Security Ownership of Certain Beneficial Owners and Management *.........................41

         Item 13.   Certain Relationships and Related Transactions *.........................................41

Part IV

         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................42

         *Incorporated by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Actual results may differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth below in "Item 1. Business -- Factors That May Affect Future Performance." By making these forward-looking statements, HIE, Inc. does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission (the "Commission") under the Federal securities laws.

         In this Report, the words "Company," "HIE," "we," "our," "ours," and "us" refer to HIE, Inc. and its subsidiaries. HIE owns the Cloverleaf(R) and EMerge(TM) trademarks in the United States. Trademarks, trade names or service marks of other companies appearing elsewhere in this Report are the property of their respective owners.

                                     PART I

ITEM 1.      BUSINESS

         The Company was incorporated in Georgia on June 15, 1994 and changed its name from Healthdyne Information Enterprises, Inc. to HIE, Inc. on February 24, 1999. The Company's principal executive offices are located at 1850 Parkway Place, Suite 1100, Marietta, Georgia 30067, and its telephone number is (770) 423-8450. The Company maintains a web site at http://www.hie.com. The reference to HIE's web address does not constitute incorporation by reference of the information contained at the site.

         During 1998, the Company operated in two segments: (i) the licensing of integration software products and performance of related integration services and (ii) the providing of consulting services related to information systems integration for healthcare organizations. See Note 13 of the Notes to Consolidated Financial Statements for financial information with respect to segments. On December 31, 1998, HIE sold the assets comprising its Integrated Services Group, which provided these consulting services related to information systems integration for healthcare organizations, to Superior Consultant Company, Inc., a wholly-owned subsidiary of Superior Consultant Holdings Corporation. The purchase price for the sale of the Integrated Services Group was $2.2 million in cash, subject to adjustment based on the actual collection of accounts receivable of the Integrated Services Group.

OVERVIEW

         HIE develops, markets and supports enterprise application integration ("EAI") software and services. HIE's principal product suite, the Cloverleaf EAI Suite, offers organizations a scaleable and reusable software integration engine as well as related components to integrate efficiently their disparate information technology ("IT") systems. HIE's solutions are targeted for specific vertical industries, including healthcare and finance, by supporting industry-specific computing protocols, among other things. HIE also offers EMerge, a processware product which improves the efficiency, quality of care and administration in a healthcare organization by enabling it to continuously track patients, doctors, insurance plan members and their records across different organizations and information systems.

PRODUCTS AND SERVICES

         HIE's EAI software products are designed to provide a configurable infrastructure for enterprise-wide application integration. HIE's Cloverleaf EAI Suite facilitates the integration of business processes and information and enables customers to use common business terminology to make decisions about how and when data will be shared throughout the enterprise. HIE's EMerge product is a process-oriented application of integration technology which improves workflow in a healthcare organization's front office.

Cloverleaf EAI Suite

         HIE's Cloverleaf EAI Suite consists of the Cloverleaf Integration Engine and related integration components, adapters and utilities. The Cloverleaf EAI Suite is designed to allow information in the form of messages, records or transactions to be easily exchanged, transformed and routed between disparate applications. As a result, the Cloverleaf EAI Suite can simplify and accelerate integration projects in environments with a wide range of applications, message structures, platforms and legacy technologies.

         The Cloverleaf EAI Suite consists of the following components:

         Cloverleaf Integration Engine. The Cloverleaf Integration Engine replaces costly, individual point-to-point interfaces with an easily configured and managed hub-and-spoke architecture. The Cloverleaf Integration Engine provides a reliable, high performance messaging platform that supports asynchronous and synchronous connections to a range of application programs, databases, objects and protocols. It routes and reformats data, adapts to and bridges communications protocols and combines and disassembles messages to keep applications synchronized. Graphical configuration clients allow users to quickly and easily develop sophisticated flow logic to direct and modify messages to support the organization's business integration rules.
Other functions include proactive management, alerting and testing functions.

         Cloverleaf OM3 Components. The Cloverleaf OM3 components allow creation of new message adapters and extensions to core technology within a distributable, object-oriented framework. The Cloverleaf OM3 components include OM3 XFormer, an inheritance transformation engine that applies already completed and re-usable work to future solutions, and OM3 Rules, a publish-and-subscribe engine which enables rules-based routing of messages.

         Cloverleaf Adapters. Cloverleaf adapters provide record format and message protocol libraries that support popular packaged applications and industry-standard message models in order to provide application-level and transport-level integration. Adapters to extend the Cloverleaf EAI Suite are continually under development. These include vertical domain-specific application adapters, adapters to popular enterprise resource planning systems, adapters to other messaging protocols and message transport systems and adapters for emerging interoperability standards. The list of adapters is added to frequently by HIE's development team, its strategic partners and distributors and its customers.

         Cloverleaf Utilities. The Cloverleaf utilities provide system- and transport-level integration and enable users to program extended functionality into the Cloverleaf EAI Suite. Cloverleaf's utilities also include a software developer's kit that allows vendors or developers to embed the robust functionality of Cloverleaf components into their own applications.

         HIE is currently shipping Cloverleaf Integration Engine 3.5.2 and Cloverleaf OM3 1.1, and expects to release updates or new versions during 1999. In addition to the Cloverleaf EAI Suite that HIE markets directly to the healthcare market, HIE currently sells three branded versions of the Cloverleaf EAI Suite.

     - Pathways Interface Manager, a private label version of the Cloverleaf Integration Engine and selected healthcare adapters distributed by McKesson HBOC, Inc. ("McKessonHBOC")

     - Cloverleaf finance, a Cloverleaf EAI Suite specifically bundled for trade-oriented banking and securities applications which includes pre-built adapters and features required for successful implementations in the Society for Worldwide Interbank Financial Telecommunication ("S.W.I.F.T.") and Straight Through Processing (STP) environments common to international banking and trading

     - HIE Message Broker, a bundled offering being co-marketed by International Business Machines Corporation ("IBM") and HIE which consists of MQSeries from IBM, and the Cloverleaf Integration Engine, certain Cloverleaf components, the MQSeries adapter and certain other adapters from HIE

         HIE also offers the Cloverleaf Gateway, an integration engine designed primarily for independent software vendors seeking to bundle selected integration features with their own product. The Cloverleaf Gateway enables vendors to easily and quickly integrate their applications with their customers' existing IT environments.

EMerge

         EMerge helps healthcare providers and payors identify and track persons, such as patients, members and physicians, and their related records across organizations and information systems. Healthcare information systems typically have proprietary master person index ("MPI") keys to reference data related to each person (e.g. a patient record) held in its database. EMerge is an enterprise-wide MPI ("EMPI") product built with healthcare process logic on top of HIE's EAI technology. EMerge integrates the MPIs of multiple, disparate healthcare information systems so that a physician or other healthcare provider can request or link to information on these systems. It identifies and tracks patients and encounter summaries across the continuum of patient care and offers front-end and back-end integration capabilities. EMerge also minimizes the duplication of patient records, improves data access time and ensures accurate linkages of disparate clinical information. EMerge provides process-level integration and an indexing system applied specifically to the healthcare industry. As of December 31, 1998, EMerge was installed in 11 healthcare locations.

         HIE is currently at EMerge release level 3.0 and expects to release updates or new versions during 1999.

Services

         HIE offers the following comprehensive design, implementation, maintenance and education services related to its integration products, including:

     -   pre-implementation assessment services

     -   software implementation

     - dedicated onsite integration personnel to work with a customer's staff to define integration procedures, implement interfaces, manage the transition of the customer's staff from its old system to a new HIE solution and manage integration projects on an ongoing basis

     -   offsite management of a customer's integration needs

     - assistance for time-critical, highly complex integration projects on an as-needed basis

     - open-enrollment training courses to provide users of HIE's products with training on system essentials, intermediate level and advanced courses

     - training on system administration, project management, operating system, networking, programming languages and record format standards

HIE provides training courses at client-hosted facilities on a request basis and tutoring services as refreshers and enhanced skill-building before or after training. In addition, computer-based training is available for certain refresher and general prerequisite training courses.

         HIE's service personnel bring significant expertise that can be used to handle a variety of integration-related projects. Examples of such projects include:

     - helping a customer analyze system configurations to improve system performance

     - designing a custom automatic backup and archiving system to protect a customer's integration infrastructure

     - evaluating a customer's record layouts and translations (a project which can be the foundation for maintaining system update records or alerting a customer to potential Year 2000 problems)

In addition to its integration and system administration services, HIE provides its customers with comprehensive training and 24 hour/7 day technical support for its products via telephone, electronic mail and its web site.

CUSTOMERS

         The "enterprise" is HIE's target customer. An enterprise is either a single entity with multiple departments or multiple entities that are joined together to fulfill a common mission. For example, a hospital, which has laboratory, radiology, pharmacy and other departments, is an enterprise, and an integrated healthcare delivery network, which consists of hospitals, clinics, imaging centers, physicians, home healthcare providers, management service organizations, employers, payors and others, is also an enterprise.

         Since its inception in 1994, HIE has focused on providing products and services to customers in the healthcare market, and substantially all of HIE's revenue comes from customers in the healthcare market. For example, sales to healthcare organizations accounted for substantially all of HIE's total revenue for the year ended December 31, 1998. HIE's products are currently available to customers in versions specifically designed to meet the needs of companies in the healthcare and financial industries. HIE plans to expand into the utilities, transportation and government markets, although to date HIE has not generated significant revenues from any of these markets. While approximately 92% of HIE's revenues in 1998 were generated within the United States, HIE has customers in several countries worldwide.

         No single customer accounted for more than 10% of the Company's revenue in either 1998 or 1997. In the year ended December 31, 1996, sales of software and services to one customer, Promina Health Systems, accounted for approximately 20% of HIE's total revenue.

         Approximately 35%, 18% and 16% of HIE's total revenue in 1998, 1997 and 1996 were generated by third-party distributors of its products. No single distributor provided customers to HIE that accounted for more than 10% of HIE's revenue in either 1997 or 1996. During fiscal 1998, distributors accounted for approximately 80% of HIE's software sales, and one distributor, McKessonHBOC, accounted for approximately 40% of HIE's software license revenue and approximately 18% of HIE's total revenue.

         See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Backlog" regarding information about backlog orders.

SALES AND MARKETING

         HIE sells its products and services both through independent distributors and its direct sales force. HIE focuses on selling to the healthcare market through distributors and selling into other vertical markets through its direct sales force. During fiscal 1998, distributors accounted for approximately 80% of HIE's software sales. HIE has made initial sales of its solutions for use in the financial sector, and plans to expand its offerings in each of the transportation and utilities and government markets by establishing additional distributor relationships, undertaking further research and development and adding staff with significant industry expertise. As of December 31, 1998, HIE employed a total of 14 individuals in its direct sales force. HIE's sales people are located throughout the United States and in Great Britain and Germany.

         HIE's typical healthcare sales cycle is between three and six months. HIE expects the sales cycles for other targeted vertical markets generally to be longer than the sales cycle for the healthcare market, particularly as HIE initially penetrates these new markets.

         HIE conducts extensive marketing programs including direct mail, media relations, user group and partnership relations, advertising and trade shows. HIE also sponsors an annual user conference that provides it with the opportunity to exchange information with its customers on HIE's products and trends in the industry. As of December 31, 1998, HIE employed a total of seven individuals in marketing.

         HIE has marketing and distribution relationships with, among others, McKessonHBOC, DST Systems, Inc., Per-Se Technologies (a division of Medaphis), LifeLine Networks B.V., Clinicomp, Trace and Siemens. Additionally, HIE recently has developed a marketing relationship with IBM.

RESEARCH AND DEVELOPMENT

         HIE has made substantial investments in EAI technology through product development and acquisition. HIE spent $5.1 million, $3.4 million and $3.3 million on research and development activities during 1998, 1997 and 1996, respectively. Its product suite has evolved from message brokers first produced by predecessors as early as 1991. As of December 31, 1998, HIE had a development staff of 35, which included the original architects of the core EAI products. HIE categorizes its product development management into four coordinated groups:

         Component Framework. This group creates the reusable objects and components that form the essential building blocks of HIE's EAI and processware products.

         Message Broker. This group is responsible for the development, integration and quality engineering of the Cloverleaf EAI Suite, including its Cloverleaf Integration Engine, Cloverleaf OM3 components and other messaging brokering products.

         Solutions. This group constructs and integrates the various industry application and workflow adapters for the Cloverleaf EAI Suite, for such products as the Cloverleaf finance S.W.I.F.T. module.

         Processware. This group is responsible for HIE's healthcare processware product, EMerge, which draws on EAI technology produced by the other development groups.

COMPETITION

         The market for HIE's products is intensely competitive and is expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. HIE's current competitors include a number of companies offering one or more solutions to the application integration problem, some of which are directly competitive with HIE's products.

         HIE faces competition for product sales and services from a number of sources, including the following:

     -   "in-house" IT departments of potential customers or distributors

     - other vendors offering EAI software directly competitive with our products, such as IBM, New Era of Networks, Software Technologies Corp. and TSI International Ltd.

     - systems integrators and professional service organizations and consultants

     - other vendors of software that address only certain technology components of EAI solutions

         Many of these companies have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than HIE. Many of these competitors also may have well-established relationships with HIE's current and potential customers in our targeted markets. In addition, many of these competitors have extensive knowledge of EAI generally and of specific vertical markets, and may be in a better position than HIE to devote significant resources toward the development, promotion and sale of products generally or in specific vertical markets.

         HIE believes that the principal competitive factors affecting its market include product features such as heterogeneous computing platforms, responsiveness to customer needs, scaleability, adaptability, support of a broad range of functionality, performance, ease of use, quality, price, and availability of professional services for product implementation, customer service and support, effectiveness of sales and marketing efforts, and company and product reputation. Although HIE believes that it currently competes favorably with respect to such factors, there can be no assurance that it can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than HIE.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         HIE's success and ability to compete are dependent in part upon its proprietary technology. HIE relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. Despite HIE's efforts to protect its proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. Moreover, the laws of certain countries do not protect HIE's proprietary rights to the same extent as do the laws of the United States. In addition, attempts may be made to copy or reverse engineer aspects of HIE's products or to obtain and use information that HIE regards as proprietary. Accordingly, there can be no assurance that HIE will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially and adversely affect HIE's business, financial condition or results of operations. Moreover, there can be no assurance that others will not develop products that infringe HIE's proprietary rights, or that are similar or superior to those developed by HIE. Policing the unauthorized use of HIE's products is difficult and litigation may be necessary in the future to enforce HIE's intellectual property rights, to protect HIE's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on HIE's business, financial condition or results of operations.

         There can be no assurance that third parties will not claim infringement by HIE with respect to current or future products. HIE expects that EAI software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. In addition, there can be no assurance that legal action claiming patent infringement will not be commenced against HIE, or that HIE would necessarily prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against HIE was successful or HIE could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, HIE's business, financial condition and results of operations would be materially adversely affected.

EMPLOYEES

         As of December 31, 1998, HIE employed 172 persons. Of these employees, 31 were engaged in sales and marketing, 81 were in services, 35 were in research and development and 25 were in general and administrative functions. None of these employees are represented by a labor union or subject to any collective bargaining agreement, and HIE has experienced no work stoppages. Management believes that its relationship with its employees is good and that the future success of HIE depends in large part on its ability to attract and retain qualified personnel.

                   FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

         In addition to other factors and matters discussed elsewhere herein, factors that, in the view of HIE, could cause actual results to differ materially from those discussed in forward-looking statements are set forth below. All forward-looking statements attributable to HIE or persons acting on our behalf are expressly qualified in their entirety by the following cautionary statements.

OUR OPERATING RESULTS VARY SIGNIFICANTLY AND OUR PAST OPERATING RESULTS MAY NOT BE INDICATIVE OF OUR FUTURE PERFORMANCE

         Although we have experienced revenue growth in recent quarters, such growth may not be sustainable, and you should not use our past results to predict future operating margins and results. Additionally, we have a limited operating history upon which you can base your evaluation of our business and prospects. Prior to 1998, we experienced a history of losses, and we have not yet been consistently profitable on an annual basis. At December 31, 1998, we had an accumulated deficit of approximately $21.3 million. Our future operating results will depend on many factors, including the following:

     -   the continued growth of the EAI software market

     - the size and timing of orders for our products, especially from major distributors such as McKessonHBOC

     -   the amount and timing of services revenue

     -   the length of the sales cycle for our products

     -   potential delays in our implementations at customer sites

     -   continued development of distribution channels

     -   our ability to penetrate new vertical markets

     -   changes in demand for our products

     - introduction of new products or product enhancements by us or our competitors

     -   changes in prices of our products and those of our competitors

     - the effects of global economic conditions on capital expenditures for software

     - amount and timing of expenditures relating to expansion of our business

     - variability in the mix of services we perform versus those performed by our third-party service providers

FACTORS AFFECTING FLUCTUATIONS IN OUR QUARTERLY RESULTS

         Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Quarterly revenues and operating results depend upon, among other things, the volume and timing of customer contracts and service orders received, as well as the amount of each contract which we are able to recognize as revenue. These factors are difficult to forecast. In addition, as is common in the software industry, a significant portion of our license revenue in a given quarter historically has been recorded in the last month of that quarter. However, our expense levels for each quarter are based primarily on our estimates of future revenues and are largely fixed. As a result, we may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. Any significant shortfall in revenues in relation to our planned expenditures would seriously harm our business, financial condition and results of operations.

         Our Dependence On Sales To Distributors May Impact Our Quarterly
Results

         We primarily use distributors to sell EAI solutions in our principal market, the healthcare market. As a result, distributor practices may have a significant impact on our quarterly results. Sales of our products to a limited number of distributors may account for a significant amount of revenue for a particular quarter. For example, in the fourth quarter of 1998, sales to a major distributor, McKessonHBOC, accounted for almost one-half of our total revenue and substantially all of our software license revenue. Our distributors may not purchase significant amounts of our products in a particular quarter, if at all. Further, changes or delays in distributor orders may cause significant variability in our revenue for any particular quarter.

         Seasonality May Impact Our Quarterly Results

         Our operating results have also experienced certain seasonal fluctuations. Historically, our revenues have been higher in the fourth quarter and lower in the first quarter of each year. We believe that our seasonality is due in part to the calendar year budgeting cycles of many of our customers and our incentive compensation policies, which tend to reward our sales personnel for achieving year-end rather than quarterly revenue quotas. In future periods, we expect that these seasonal trends may continue to cause first quarter license revenues to decrease from the level achieved in the preceding quarter.

         As a result of these and other factors, our quarterly revenues may fluctuate significantly, and we cannot predict with certainty our quarterly revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance. It is likely that in one or more future quarters our results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock would likely decline.

OUR COMMON STOCK PRICE MAY BE HIGHLY VOLATILE

         The trading price of our common stock may be volatile. The stock market in general, and the market for technology and software companies in particular, has, from time to time, experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including:

     -   changes in expectations of our future financial performance

     - changes in securities analysts' estimates (or the failure to meet such estimates)

     -   announcements of technological innovations

     -   customer and distributor relationship developments

     -   conditions affecting our targeted markets in general

     -   quarterly fluctuations in our revenues and financial results

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If this were to happen to us, litigation would be expensive and would divert management's attention.

SUBSTANTIALLY ALL OF OUR REVENUE IS ASSOCIATED WITH THE HEALTHCARE MARKET

         Substantially all of our revenue comes from customers in the healthcare market. For example, sales to healthcare organizations accounted for substantially all of our total revenue for the year ended December 31, 1998. As a result, our business, financial condition and results of operations are influenced by conditions affecting this industry. Our healthcare distributors and customers may not continue to purchase our products and services. Consequently, our failure to maintain our relationships with our current distributors and customers or to add new distributors or customers that make significant purchases of our products and services would seriously harm our business, financial condition and results of operations.

         Many healthcare organizations are consolidating to create integrated healthcare delivery systems with greater market power. These organizations may try to use their market power to negotiate price reductions for our applications and services. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater. If we were forced to reduce our prices for products or services, our operating results would suffer.

         The healthcare market itself is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by healthcare participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare market participants operate. Healthcare market participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect any proposals would have on our business.

OUR SOFTWARE LICENSE REVENUE IS SUBSTANTIALLY DEPENDENT ON ONE PRODUCT SUITE

         Substantially all of our software license revenue in 1998 was derived from sales of our Cloverleaf EAI Suite. While we have introduced other relatively new integration software products, such as EMerge, we anticipate that our Cloverleaf EAI Suite will continue to account for a substantial amount of our software license revenue for the foreseeable future. Our future success will depend on continued market acceptance of our Cloverleaf EAI Suite and enhancements to these products. Competition, technological change or other factors could reduce demand for, or market acceptance of, our Cloverleaf EAI Suite. A decline in demand for our Cloverleaf EAI Suite would seriously harm our business, financial condition and results of operations.

WE DEPEND ON SERVICES REVENUE

         Services revenue represented a majority of our total revenue for each of 1998, 1997 and 1996. We anticipate that services revenue will continue to account for a substantial amount of our total revenue for the foreseeable future.

     - Because services revenue has lower gross margins than software license revenue, an increase in the percentage of total revenue represented by services revenue or an unexpected decrease in software license revenue could have a detrimental impact on our overall gross margins and our operating results

     - We subcontract certain product implementation, customer support and training services to third-party service providers. Revenue from these third-party service providers generally carries lower gross margins than our service business overall; as a result, our services revenue and related margins may vary from period to period, depending on the mix of revenue from third-party service providers

     - Services revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts

         If our services revenue is lower than anticipated, our business, financial condition and results of operations could be seriously harmed. Our ability to increase services revenue will depend in large part on our ability to increase the scale of our professional services organization. We may not be able to do so.

FAILURE TO EXPAND INTO NEW MARKETS WOULD SERIOUSLY HARM OUR BUSINESS

         We are currently focusing on expanding our EAI solutions into new vertical markets. We may not be successful in marketing our products and services to new markets. Since our inception in 1994, we have focused on providing products and services to customers in the healthcare market. Accordingly, we have limited experience in other markets. HIE has recently entered into the financial services market. Our current plans are to expand into the utilities, transportation and government markets, although to date we have not generated significant revenues from any of these markets.

         New markets that we are currently targeting, or may target in the future, have significantly different characteristics than the healthcare market. Further, new markets may require a high degree of industry-specific expertise that we do not currently have. In order to be successful in new markets, we will need to enter into strategic relationships with distributors, engage industry consultants with market-specific expertise and acquire or make significant investments in companies, products and technologies that focus on the specific markets. Additionally, we may need to change our pricing structures, sales methods, sales personnel, consulting services and customer service. We cannot assure you that we will be able to successfully carry out any of these steps or be successful in entering new markets. Additionally, our inability to market our products and services in these new vertical markets would seriously harm our business, financial condition and results of operations.

OUR GROWTH IS DEPENDENT UPON THE DEVELOPMENT OF OUR DISTRIBUTOR SALES MODEL

         We believe that our future growth depends heavily on developing and maintaining successful strategic relationships with third-party distributors. Currently, we are focusing on sales to distributors in the healthcare market as opposed to direct sales to end-users. As such, we place a strong emphasis on developing and maintaining relationships with entities in a position to distribute our products. Approximately 34%, 16% and 16% of our total revenue in 1998, 1997 and 1996 were generated by third-party distributors of our products.

           Although we have entered into written distribution agreements with all of our significant healthcare distributors, these agreements typically do not restrict them from distributing our competitors' products and do not require them to purchase any minimum amount of our products. Additionally, many of our distributors pre-purchase our products in volume and, consequently, may not make purchases of our products every quarter. We cannot assure you that we will be able to maintain existing relationships, develop new relationships or that any such relationships will prove to be effective in distributing our products. If we lose any of our distributor relationships, such as McKessonHBOC, or fail to establish new relationships, or if our distributors fail to successfully sell our products, we would not be able to execute our business strategy and our business would suffer significantly.

WE MAY FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

         As part of our business strategy, we may focus on acquiring, or making significant investments in, complementary companies, products and technologies. Future acquisitions may subject us to the following risks:

     - the difficulty of incorporating new operations, technology and personnel into one company

     -   the potential disruption of our ongoing business

     - the additional expense associated with amortization of acquired intangible assets

     - the maintenance of uniform standards, controls, procedures and policies

     -   the impairment of relationships with employees and customers

We cannot assure you that we will successfully overcome these risks or any other problems that we encounter in connection with any future acquisitions.

         Integrating any newly acquired businesses or technologies may be expensive and time-consuming. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, or that any anticipated efficiencies will be realized. For example, in May 1998, we acquired HUBLink, Inc. As a result of this acquisition, we integrated HUBLink, Inc.'s message broker product, OM3, with our Cloverleaf EAI Suite. However, we can not assure you that we will be successful in integrating any future businesses or technologies. If we are unable to integrate any newly acquired entities or technologies effectively, our results of operations could suffer. Further, it may be necessary for us to finance any future acquisitions through public or private financings. Any equity or debt financings, if available at all, may be on terms that are not favorable to us and, in the case of equity financings, may result in dilution to our shareholders.

WE MAY BE UNABLE TO EXPAND OUR DIRECT SALES AND PROFESSIONAL SERVICES ORGANIZATIONS

         Currently, we market our products to distributors and end-users in certain vertical markets through our internal sales force. Additionally, clients that license our products often engage our professional services organization to assist with support, training, consulting and implementation of our EAI solutions. Our ability to achieve significant revenue growth in the future will greatly depend on our ability to recruit and train sufficient technical, customer support and direct sales personnel, particularly additional sales personnel focusing on new vertical markets that we target. Any new professional services personnel will require training and education and take time to reach full productivity. We have in the past and may in the future experience difficulty in recruiting qualified sales, technical and support personnel. To meet our needs for such personnel, we may need to use more costly third-party consultants and independent contractors to supplement our own professional services organization. Our inability to maintain an adequate direct sales force and professional services organization could seriously harm our business, financial condition and results of operations.

OUR FAILURE TO MANAGE GROWTH OF OPERATIONS MAY ADVERSELY AFFECT US

         Our current information systems, procedures and controls may not continue to support any growth in our operations and may hinder our ability to exploit the market for EAI products and services, specifically outside of the healthcare market. We cannot be certain that we will continue to experience or successfully manage growth. Our inability to sustain or manage our growth could seriously harm our business, financial condition and results of operations. To manage any growth, we must continue to:

     -   expand our sales, marketing and customer support organizations

     - invest in the development of enhancements to existing products and new products that meet changing customer needs

     - further develop our technical and marketing expertise in our targeted vertical markets so that we can influence and respond to emerging industry standards

     -   improve our operational processes and management controls

SALES AND IMPLEMENTATION CYCLES FOR OUR EAI SOLUTIONS CAN BE LENGTHY

         Sales cycles for our EAI solutions can be lengthy. Our typical sales cycle to customers in the healthcare market ranges between three to six months from our initial contact with a potential customer to the sale of our EAI solutions. Our typical sales cycle for customers outside of the healthcare market is generally longer, ranging from six to nine months. A key element of our strategy is to market our EAI solutions directly to large organizations in markets other than healthcare. As we enter into new markets, the length of our sales cycles will likely increase. We are unable to control many factors that will influence our customers' buying decisions. The sales and implementation process involves a significant technical evaluation and commitment of capital and other resources by our customers. The sale and implementation of our solutions are subject to delays due to our customers' internal budgets and procedures for approving large capital expenditures and deploying new technologies.

         Additionally, we will need to expend substantial resources to integrate our applications with the existing legacy and client-server architectures of large organizations in disparate markets. We have limited experience in integrating our applications in markets other than healthcare, and we may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from these applications and seriously harm our business, financial condition and results of operations.

OUR MARKETS ARE HIGHLY COMPETITIVE

         We compete in markets that are intensely competitive. We will be required to devote a significant amount of resources to enter into and expand our presence in our targeted markets. Additionally, in order to maintain our market share in the healthcare market, we must preserve our relationships with our current customers as well as establish relationships with new customers. We expect the markets for our products and services to become more competitive as current competitors expand their product offerings and new competitors enter the market. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. Our principal competitors include:

         Internal IT Departments

         We face competition and sales resistance from the internal IT departments of potential customers that have developed or may develop in-house systems that may substitute for our products. We expect that internally developed application integration systems will continue to be a principal source of competition for the foreseeable future. In particular, we may face difficulties making sales to organizations whose internal development groups have already progressed significantly toward completion of systems that our products might replace, or where the underlying technologies used by such groups differ fundamentally from our products.

         Software and Middleware Vendors

         We face competition from a variety of software and middleware vendors that provide EAI products in different vertical markets. These competitors include, among others:

     -   companies offering EAI products

     -   companies offering enterprise master person index solutions

     -   IT consulting firms

     -   original equipment manufacturers

     -   relational database vendors

         Systems Integrators and Professional Service Organizations

         We also may face competition from systems integrators and professional service organizations that design and develop custom systems and perform custom integration of systems and applications. Certain of these firms may possess industry specific expertise or reputations among our potential customers. These systems integrators and consulting firms can resell our products, and we may engage in joint marketing and sales efforts with them. We may rely upon these firms for recommendations of our products during the evaluation stage of the purchase process, as well as for implementation and customer support services. These systems integrators and consulting firms may have similar, and often more established, relationships with our competitors, and there can be no assurance that these firms will not market or recommend software products that are competitive with our products.

         Many of these companies have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. Many of our competitors also may have well-established relationships with our current and potential customers in our targeted markets. In addition, many of these competitors have extensive knowledge of EAI generally and of specific vertical markets, and may be in a better position than we are to devote significant resources toward the development, promotion and sale of their products generally or in specific vertical markets.

         Current and potential competitors may also respond more quickly than we can to new or emerging technologies and changes in customer requirements. They may have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations. We cannot assure you that we will be able to compete successfully against current and future competitors, or that competitive pressure we face will not significantly harm our business, financial condition and results of operations.

WE MUST KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY TO REMAIN COMPETITIVE

         The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products could be rendered obsolete if we fail to keep up in any of these ways. We have also found that the technological life cycles of our products are difficult to estimate, partially because they may vary according to the particular application or vertical market segment. We believe that our future success will depend upon our ability to continue to enhance our current product line while we concurrently develop and introduce new products that keep pace with competitive and technological developments. These developments require us to continue to make substantial product development investments.

         Existing Products

         We currently serve a customer base with a wide variety of hardware, software, database and networking platforms. To gain broad market acceptance, we believe that we will have to support our products on a variety of platforms. Our success will depend on, among others, the following factors:

     - our ability to integrate our products with multiple platforms, especially relative to our competition in our targeted markets

     - the portability of our products, particularly the number of hardware platforms, operating systems and databases that our products can source or target

     - the integration of additional software modules under development with existing products

     - our management of software development being performed by third-party developers

         Future Products

         We cannot assure you that we will be successful in developing and marketing future product enhancements or new products that respond to technological changes, shifting customer preferences or evolving industry standards. This is especially true in new vertical markets that we plan to enter. We may experience difficulties that could delay product enhancements or new products or increase our costs to develop these products. If we are unable to develop and introduce new products or enhancements of existing products in a timely and affordable manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, then customers may forego purchases of our products and purchase those of our competitors.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY

         Our success depends upon our ability to maintain the proprietary and confidential technology incorporated in our products. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no patents. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. We cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of our resources.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS CAN BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

         It is possible that third parties will claim that we have infringed their current or future intellectual property rights. We expect that EAI software developers may increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could seriously harm our business, financial condition and results of operations. We cannot assure you that such royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. Additionally, we cannot assure you that legal action claiming intellectual property infringement will not be commenced against us, or that we would prevail in such litigation given the complex technical issues and inherent uncertainties in litigation. In the event an intellectual property claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business, financial condition and results of operations would be seriously harmed. Even if we prevail in litigation, the expense of litigation could be significant and could seriously harm our business, financial condition and results of operation.

WE RELY ON THIRD PARTIES FOR TECHNOLOGY IN OUR PRODUCTS

         We depend upon third-party suppliers to provide software that is incorporated in certain of our products. We do not have control over the scheduling and quality of work of such third-party software suppliers. Additionally, the third-party software may not continue to be available to us on commercially reasonable terms, if at all. Our agreements to license certain third-party software will terminate after specified dates unless they are renewed. If we cannot maintain licenses to key third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products.

THERE ARE MANY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         While approximately 90% of our revenues in 1998 were generated within the United States, we have customers in several countries worldwide. International sales in certain foreign markets are subject to a variety of risks, including

     - difficulties in establishing and managing international distribution channels

     - localizing software products for sales in foreign markets and enforcing intellectual property rights

     -   fluctuations in the value of foreign currencies, including the Euro

     -   changes in duties and quotas

     -   introduction of tariff or non-tariff  barriers

     -   economic, political and regulatory changes

In addition, to the extent profit is generated or losses are incurred in foreign countries, our effective income tax rate may be materially affected. We do not currently engage in hedging transactions, but we may do so in the future. We cannot assure you that any of the factors described above will not seriously harm our business, financial condition and results of operations.

FAILURE TO RECRUIT AND RETAIN KEY EMPLOYEES WILL SERIOUSLY HARM OUR BUSINESS

         Our success is highly dependent upon the continued service and skills of our executive officers and other key technical, sales and marketing employees. We do not maintain key man life insurance on any of our employees, and we have not entered into employment agreements with any key employees that provide for any fixed term of service. In addition, our future success will depend considerably on our ability to attract and retain highly skilled employees and management personnel. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting and retaining highly skilled employees and management personnel. Further, we anticipate growth and expansion into areas and activities which may require the addition of new highly skilled employees and the development of additional expertise by existing management personnel. Any new highly skilled personnel may require training and education and take time to reach full productivity. The failure to attract and retain such employees or to develop such expertise could seriously harm our business, financial condition or operating results.

OUR PRODUCTS MAY BE AFFECTED BY UNKNOWN SOFTWARE DEFECTS

         Our products depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when enhancements or new versions are released. Although we conduct extensive testing, we may not discover software defects that affect our new or current products or enhancements until after they are deployed. Although we have not experienced any material software defects to date, it is possible that, despite testing by us, defects may occur in our software. These defects could cause performance interruptions, which could damage our reputation with existing or potential customers, increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could cause our business to suffer.

WE MAY INCUR MATERIAL COSTS IN CONNECTION WITH PRODUCT LIABILITY CLAIMS

         Since many of our clients use our products to integrate important applications in their organizations, any errors, defects or other performance problems of our products could result in financial or other damages to our clients. Additionally, we provide services to assist certain customers in identifying and correcting potential Year 2000 problems. In the event of any errors, defects or other performance problems in our products or services, our clients could seek damages for losses from us, which, if successful, could seriously harm our business, financial condition or results of operations. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, would likely be time consuming and costly.

YEAR 2000 RISKS MAY RESULT IN MATERIAL ADVERSE EFFECTS ON OUR BUSINESS

         The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information when the year changes to 2000. As a result, in less than a year, IT and non-IT systems used by many companies may need to be upgraded to address Year 2000 problems. We have formed a Year 2000 task force which is evaluating our systems, products and key external relationships to ascertain material Year 2000 issues and solutions. The Year 2000 issue could result in the following risks for us:

     - we may not be able to modify our products, services offerings, IT and non-IT systems in a timely and successful manner to comply with the Year 2000 requirements, which could have a material adverse effect on our operating results

     - The system failures due to Year 2000 problems of third parties with whom we have a material relationship may have a material adverse effect on our operating results

     - our customers may reallocate capital expenditures to fix Year 2000 problems and defer purchases of our software

     - we may be subject to a claim involving our products or Year 2000 assessment services which could have a material adverse effect on our business, results of operations and financial condition

GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS

         Our business is subject to government regulation. Existing as well as new laws and regulations could adversely affect our business. Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration (the "FDA"). We do not believe that our current products or services provided to the healthcare industry are subject to FDA regulation. However, we may expand our application and service offerings into areas that subject us to FDA regulation. We have no experience in complying with FDA regulations. We believe that complying with FDA regulations would be time consuming, burdensome and expensive and could delay our introduction of new applications or services.

         By virtue of our products and services provided to the healthcare industry, we are subject to extensive regulation relating to the confidentiality and release of patient records, which are included in our databases. Federal and state regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the distribution of medical records has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures. It may be expensive to implement security or other measures designed to comply with any new legislation. We cannot assure you that changes to state or federal laws will not materially restrict the ability of healthcare organizations to submit information from patient records using our software products.

ITEM 2.      PROPERTIES

         HIE leases approximately 9,315 square feet of office space in Marietta, Georgia for its principal executive and administrative offices and its corporate sales and marketing facilities. This lease expires in February 2003 and currently requires monthly rental payments of approximately $16,123. HIE also leases approximately 12,797 square feet of office space in Dallas, Texas for monthly rental payments of approximately $19,945, pursuant to a lease which expires in November 2000. HIE also leases approximately 9,550 square feet of office space in Columbus, Ohio for monthly rental payments of approximately $10,023, pursuant to a lease which expires in August 1999.

ITEM 3.      LEGAL PROCEEDINGS

         As of the date hereof, there are no material legal proceedings pending against HIE. From time to time, HIE is involved in legal proceedings and litigation arising in the ordinary course of business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the current executive officers of HIE. Certain information as of December 31, 1998 relating to the executive officers, which has been furnished to HIE by the individuals named, is set forth below.

         NAME                        AGE                  POSITION
         ----                        ---                  --------

         Robert I. Murrie            53     President, Chief Executive Officer and Director
         J. Edward Pearson, Jr.      36     Senior Vice President - Finance, Chief Financial
                                            Officer, Treasurer and Secretary
         Mark D. Shary               38     Senior Vice President - Commercial Business
                                            and Director
         Carolyn R. Jolley           49     Senior Vice President - Client Services
         Joseph A. Blankenship       29     Vice President - Controller, Chief Accounting
                                            Officer, Assistant Treasurer and Assistant
                                            Secretary

         Robert I. Murrie has served as a director and the President and Chief Executive Officer of HIE since October 1997. He was President of Healthcare Communications, Inc., a wholly-owned subsidiary of HIE, from April 1997 to October 1997 and served as a Client Partner of HIE (a senior sales executive position) from January 1996 to April 1997. Prior to joining HIE, Mr. Murrie served as President and Chief Executive Officer of Nurse on Call, a managed care service company, from 1992 to December 1995 and held several senior executive positions at HBO & Company from 1985 to 1992, including President and Chief Executive Officer of Healthquest, Inc., a wholly-owned subsidiary of HBO & Company, from 1988 to 1992.

         J. Edward Pearson, Jr. has served as Senior Vice President - Finance, Chief Financial Officer, Secretary and Treasurer of HIE since December 1998. In October 1994, Mr. Pearson co-founded Criterion Health Strategies, Inc., an affiliate of HIE which was a systems integration solutions provider for hospitals, integrated delivery networks and specialty healthcare providers. He served as the Chief Financial Officer and Executive Vice President of Criterion Health Strategies, Inc. until it was acquired by HIE in December 1997, after which he worked with HIE's Integrated Services Group until being elected to his current positions. From 1990 to 1994, Mr. Pearson was Chief Financial Officer and Executive Vice President of Inforum, Inc., a provider of planning and marketing information and decision support software products to hospitals and managed care organizations.

         Mark D. Shary has served as a director of HIE since June 1, 1998 and as Senior Vice President Commercial Business since February 1999. He previously served as Senior Vice President - Product Planning of HIE from May 1998 through January 1999 and as Chief Financial Officer, Treasurer and Secretary of HIE from May 1998 until November 1998. Mr. Shary joined HIE when HIE acquired HUBLink, Inc. in May 1998, where he had served as Chief Executive Officer since founding that company in 1992. From 1982 until 1992, Mr. Shary served in a number of executive and staff capacities at Ernst & Young LLP, including Senior Manager from 1989 to 1992.

         Carolyn R. Jolley has served as Senior Vice President - Client Services of HIE since December 1997 and as Vice President of HIE from October 1997 until December 1997. Ms. Jolley joined HIE when HIE acquired Healthcare Communications, Inc., where Ms. Jolley had served as Vice President, Client Services since May 1993. Prior to joining Healthcare Communications, Inc., Ms. Jolley was an account executive for Shared Financial Systems, Inc., an integration engine company serving the banking industry, from September 1990 until April 1993.

         Joseph A. Blankenship has served as Vice President - Controller, Chief Accounting Officer, Assistant Treasurer and Assistant Secretary of HIE since January 1999. Mr. Blankenship served as Corporate Controller of Decorative Home Accents, Inc., a textile manufacturer, from October 1996 to December 1998, and as Director of Accounting of Allegiant Physician Services, Inc., a healthcare services company, from April 1994 to October 1996.

                                    PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

         HIE's common stock, $0.01 par value per share, together with associated preferred stock purchase rights, is traded on the Nasdaq National Market under the symbol "HDIE." The following table sets forth the high and low sales prices of the common stock as reported by the Nasdaq National Market for the periods indicated.


                                                                                HIGH       LOW
                                                                              -------     ------

         1997
              First Quarter.............................................      $  6.25     $  3.63
              Second Quarter............................................         4.00        2.25
              Third Quarter.............................................         3.50        2.19
              Fourth Quarter............................................         3.13        1.38

         1998
              First Quarter.............................................      $  2.97     $  1.44
              Second Quarter............................................         4.28        2.63
              Third Quarter.............................................         4.81        2.81
              Fourth Quarter.............................................        5.47        1.94

         As of March 8, 1999, there were approximately 1,923 holders of record of HIE's common stock.

         The Company has never paid any cash dividends with respect to its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for use in the expansion of the Company's business. The payment of dividends, if any, in the future with respect to the Company's common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding restrictions in HIE's credit agreement on HIE's ability to pay dividends.

         On May 12, 1998, the Company issued approximately 2.7 million shares of its common stock in connection with the Company's acquisition by merger of HUBLink, Inc. In connection with the HUBLink merger, the Company also issued (i) 124,923 shares of HIE common stock to Scott A. Jones in exchange for the cancellation of a promissory note in the original principal amount of $500,000,
(ii) 100,000 shares of HIE common stock to Volpe, Brown, Whelan & Company, LLC in lieu of the cash fee required pursuant to the terms of an engagement letter, and (iii) a warrant to purchase up to 32,751 shares of HIE common stock at a per share exercise price of $3.15, which warrant is exerciseable at any time until December 31, 1999, to Robert J. Massey in exchange for cancellation of a warrant to purchase 82.6712 shares of HUBLink, Inc. common stock at a per share exercise price of $1,247.02. These issuances were exempt from registration under Section 4(2) of the Securities Act as transactions not involving a public offering. In addition, the HUBLink, Inc. shareholders, Mr. Jones, Volpe, Brown, Whelan & Company, LLC and Mr. Massey were sophisticated and had access to information about the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with HIE's consolidated financial statements and related notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report. The selected consolidated financial statement data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are derived from HIE's audited consolidated financial statements and give retroactive effect to the 1998 merger of a subsidiary of HIE and HUBLink, Inc., which merger was accounted for as a pooling of interests. Historical results are not necessarily indicative of results of operations to be expected in the future.

                                                                                             For the period
                                                                                              from 6/15/94
                                                     For the years ended December 31,          (date of
                                              ---------------------------------------------   incorporation)
                                                1998        1997         1996        1995      to 12/31/94
                                              --------    --------     --------    --------  ---------------
                                                         (In thousands, except for per share data)
Statements of Operations:
Total revenue..............................   $27,184     $ 18,064      $20,243    $ 11,248      $  1,405
Operating earnings (loss)..................   $ 1,599*    $ (8,506)*    $   497    $ (9,891)*    $ (1,487)
Net earnings (loss)........................   $ 1,498*    $ (8,596)*    $   107    $(10,961)*    $ (1,496)
Diluted net earnings (loss) per share of      $  0.06*    $  (0.38)*    $  0.01    $  (0.60)*    $  (0.08)
   common stock............................
Shares used in the calculation of diluted
   net earnings (loss) per share of common
   stock...................................    24,867       22,587       21,277      18,302        17,720


* Includes non-recurring pre-tax and after-tax charges of $1.1 million, $6.4 million and $5.4 million, or $0.04, $0.28 and $0.30 net loss per share, in 1998, 1997 and 1995, respectively (see Notes 1 and 3 of Notes to Consolidated Financial Statements).

                                                      As of December 31,
                                        ---------------------------------------------------
                                          1998      1997        1996       1995      1994
                                        -------    -------    -------    -------    -------
                                 (In thousands)
Consolidated Balance Sheet Data:
Total assets .......................    $31,535    $28,940    $33,085    $22,793    $11,467

Long-term debt and obligations under
   capital leases, excluding current
   installments ....................    $   642    $   316    $ 4,316    $ 5,462    $   169

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain of the statements made in this Item 7 and in other portions of this Report and in documents incorporated by reference herein are forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed in "Item 1. Business -- Factors That May Affect Future Performance" herein.

Overview

         HIE develops and markets EAI solutions and provides related implementation, maintenance and support services to companies seeking to connect their disparate software applications and data repositories. HIE has served customers in the healthcare market since 1994 and has recently begun providing its software and services to financial institutions. HIE's products are designed to enable companies to more effectively administer the disparate elements of their IT systems by linking both new and existing software to form a more efficient IT environment.

         The Company was incorporated in Georgia in June 1994 as Healthdyne Information Enterprises, Inc., a wholly-owned subsidiary of Healthdyne, Inc., and was initially focused on providing enterprise-wide clinical information management solutions for healthcare delivery networks. In November 1995, Healthdyne, Inc. distributed all of the outstanding shares of HIE common stock in a spin-off. In October 1997, HIE redefined its strategic direction to focus on providing software products and services to support the enterprise-wide integration of information. As part of its new strategic focus, HIE (1) acquired HUBLink, Inc., a privately-held integration software product company, in May 1998 in a pooling-of-interests transaction and (2) sold assets related to certain non-strategic consulting services to Superior Consultant Holdings Corporation in December 1998.

         HIE sells its software products to distributors and application vendors, as well as directly to end-users. Software license sales typically are full-use licenses, which provide the end-user with full functionality of the product. Less expensive limited use licenses are also available, which restrict the functionality of the product or the number of application interfaces. A typical distributor or application vendor agreement includes an initial purchase of software for resale with additional licenses purchased periodically during the term of the agreement. Sales directly to end-users are generally for perpetual licenses for a one-time, up-front fee.

         HIE recognizes revenue from two primary sources, software licenses and services. Software license revenue is recognized in accordance with the criteria set forth in Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Accordingly, HIE recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

         Services revenue includes fees for product implementation and integration services, software support and maintenance agreements and education. Product implementation and integration services are generally provided under contracts with terms of less than one year. Revenue is recognized as the work is performed or, in the case of a fixed fee contract, on a percentage-of-completion basis, even though some services may be prepaid. Software support and maintenance services are generally provided under one-year renewable service contracts for a prepaid standard fee. Revenue is recognized ratably on a straight-line basis over the term of the contract. Education classes are provided for a standard per-student charge and revenue is recognized as the service is provided.

         Research and development expenses are accounted for in accordance with the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on HIE's product development model, technological feasibility is established upon completion of a working model. In 1998 and 1997, HIE capitalized $1.2 million and $0.5 million, respectively, of software development costs in accordance with SFAS 86.

         HIE is increasingly focused on selling its solutions through third-party distributors, and its future success depends on its ability to continue to develop and maintain successful relationships with effective distributors. One distributor, McKessonHBOC, accounted for approximately 40% of HIE's software licensing revenue and approximately 18% of HIE's total revenue in 1998. HIE's future success also depends on continued demand for its software integration design, implementation and maintenance services. Services and other revenue comprised approximately 54% of HIE's total revenue in 1998.

Results of Operations

         The following table sets forth both HIE's total revenue and the percentage of total revenue (unless otherwise indicated) for each component included in HIE's Consolidated Statements of Operations for the years indicated:

                                                                 Years Ended December 31,
                                                          --------------------------------------
                                                            1998           1997           1996
                                                          ---------      --------       --------
Total HIE Revenue (in 000's) ........................     $ 27,184       $ 18,064       $ 20,243

Revenue:
     Software .......................................         45.7 %         40.9 %         42.6 %
     Services and other .............................         54.3 %         59.1 %         57.4 %
                                                          --------       --------       --------
         Total revenue ..............................        100.0 %        100.0 %        100.0 %
                                                          --------       --------       --------
Cost of revenue:
     Software (as a % of software revenue) ..........          6.9 %         13.9 %         10.5 %
     Services and other (as a % of services and other
       revenue) .....................................         48.1 %         56.4 %         55.5 %
         Total cost of revenue ......................         29.3 %         39.0 %         36.3 %
                                                          --------       --------       --------
         Gross profit ...............................         70.7 %         61.0 %         63.7 %
                                                          --------       --------       --------
Operating expenses:
     Sales and marketing ............................         24.5 %         29.7 %         26.8 %
     Research and development .......................         14.3 %         16.5 %         12.5 %
     General and administrative .....................         22.1 %         26.5 %         21.8 %
     Merger costs ...................................          3.9 %           -- %           -- %
     Obsolete software and other write-offs .........           -- %         25.7 %           -- %
     Purchased in-process research and development ..           -- %          9.7 %           -- %
                                                          --------       --------       --------
         Operating earnings (loss) ..................          6.0 %        (47.2)%          2.5 %

Losses of affiliate .................................           -- %         (0.8)%           -- %
Interest expense ....................................         (0.9)%         (2.4)%         (3.2)%
Interest income .....................................          0.6 %          2.8 %          1.2 %
                                                          --------       --------       --------
         Earnings (loss) before income taxes ........          5.7 %        (47.6)%          0.5 %

Income taxes ........................................           -- %           -- %           -- %
                                                          --------       --------       --------

         Net earnings (loss) ........................          5.5 %        (47.6)%          0.5 %
                                                          ========       ========       ========

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenue

         Revenue increased by 50% to $27.2 million in the year ended December 31, 1998 from $18.1 million in the year ended December 31, 1997.

         Software. Software license revenue increased by 68% to $12.4 million in the year ended December 31, 1998 from $7.4 million in the year ended December 31, 1997. As a percentage of total revenue, software license revenue increased to 45.7% in the year ended December 31, 1998 from 40.9% in the year ended December 31, 1997. The dollar increase in software license revenue was primarily due to increased sales of software to third-party distributors. The increase in software license revenue as a percentage of total revenue was primarily due to the dollar increase in software sales to third-party distributors added in the latter half of 1998. During 1998, HIE focused its marketing efforts primarily on software sales to third-party distributors and application vendors. The addition of new distributors and application vendors facilitated HIE's revenue growth during 1998 and third-party distributors comprised approximately 80% of software sales during 1998.

         Services and other. Services and other revenue increased by 38% to $14.8 million in the year ended December 31, 1998 from $10.7 million in the year ended December 31, 1997. As a percentage of total revenue, services and other revenue decreased to 54.3% in the year ended December 31, 1998 from 59.1% in the year ended December 31, 1997. The dollar increase in services and other revenue was primarily due to an increase in the sale and completion of projects as well as an increase in service personnel productivity. The decrease in services and other revenue as a percentage of total revenue was primarily due to increased software sales to third-party distributors added in the third and fourth quarters of 1998.

         Cost of Revenue

         Software. Cost of software license revenue consists principally of royalty payments to third parties for software products that were sold with HIE's products, software purchased from third parties for resale, and amortization of capitalized software development costs. Cost of software license revenue decreased by 17% to $0.9 million in the year ended December 31, 1998 from $1.0 million in the year ended December 31, 1997. As a percentage of software license revenue, cost of software license revenue decreased to 6.9% in the year ended December 31, 1998 from 13.9% in the year ended December 31, 1997. The dollar decrease in cost of software license revenue resulted primarily from a write-off of obsolete software in late 1997 which resulted in a lower amortization of purchased software expense for 1998. The decrease in cost of software license revenue as a percentage of software license revenue was primarily due to the write-off of obsolete software in 1997 and to increased software license revenue.

         Services and other. Cost of services and other revenue consists primarily of personnel, facility and systems costs incurred in providing product implementation, integration project, maintenance, consulting and education services. Cost of services and other revenue increased by 18% to $7.1 million in the year ended December 31, 1998 from $6.0 million in the year ended December 31, 1997. As a percentage of services and other revenue, cost of services and other revenue decreased to 48.1% in the year ended December 31, 1998 from 56.4% in the year ended December 31, 1997. The dollar increase in cost of services and other revenue was primarily due to an increase in service personnel necessary to complete service projects. The decrease in cost of services and other revenue as a percentage of services and other revenue was primarily due to increases in service personnel productivity.

         Operating Expenses

         Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses. Sales and marketing expense increased by 24% to $6.7 million in the year ended December 31, 1998 from $5.4 million in the year ended December 31, 1997. As a percentage of total revenue, sales and marketing expense decreased to 24.5% in the year ended December 31, 1998 from 29.7% in the year ended December 31, 1997. The dollar increase in sales and marketing expense was primarily due to initial marketing for solutions being developed for new vertical markets other than the healthcare market. The decrease in sales and marketing expense as a percentage of total revenue was primarily due to increased distribution to third-party distributors versus direct sales.

         Research and development. Research and development expense includes personnel costs, contract services, and travel associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expense increased by 30% to $3.9 million in the year ended December 31, 1998 from $3.0 million in the year ended December 31, 1997. As a percentage of total revenue, research and development expense decreased to 14.3% in the year ended December 31, 1998 from 16.5% in the year ended December 31, 1997. The dollar increase in research and development expense was primarily due to an increase in development personnel and contract programmers needed to support planned product expansion in vertical markets other than healthcare. The decrease in research and development expense as a percentage of total revenue was primarily due to an increase in revenue and, to a lesser extent, to increased capitalization of costs related to internally developed software to $1.2 million in 1998 from $0.5 million in 1997. The increased capitalization of internally developed software costs was a result of increased spending on software development projects in connection with planned expansion into additional vertical markets.

         General and administrative. General and administrative expense consists primarily of personnel costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of HIE. General and administrative expense increased by 26% to $6.0 million in the year ended December 31, 1998 from $4.8 million in the year ended December 31, 1997. As a percentage of total revenue, general and administrative expense decreased to 22.1% in the year ended December 31, 1998 from 26.5% in the year ended December 31, 1997. The dollar increase in general and administrative expense was primarily due to increases in recruiting costs, telecommunication expenses and other general and administrative expenses as a result of an overall increase in personnel and revenue growth. The decrease in general and administrative expense as a percentage of total revenue was primarily due to increased revenue and elimination of redundant costs in the second half of 1998 related to the acquisition of HUBLink, Inc. by HIE.

         Merger costs. Merger costs consist of investment banking, legal and accounting fees, travel and severance costs in connection with HIE's acquisition of HUBLink, Inc. on May 12, 1998. In connection with the acquisition of HUBLink, HIE incurred $1.1 million of one-time charges in the year ended December 31, 1998.

         Obsolete software and other write-offs. Obsolete software and other write-offs consist of certain assets that were written-off or fully reserved relating to HIE's redefined strategic direction in October 1997. In the year ended December 31, 1997, HIE wrote-off or fully reserved certain assets totaling $4.7 million that no longer contributed to HIE's new strategic direction, including the following: (1) the net book value of certain third-party and internally developed software totaling $2.7 million; (2) accounts receivable totaling $1.1 million and project completion costs totaling $0.6 million, both related to the software that HIE ceased selling and distributing under its new strategic direction; and (3) other costs totaling $0.3 million.

         Purchased in-process research and development. Purchased in-process research and development consists of costs for software integration products that HIE purchased in connection with its acquisition of Criterion Health Strategies, Inc. in 1997. The total costs incurred were $1.7 million in the year ended December 31, 1997.

         Income taxes. HIE had no provision for income taxes in the years ended December 31, 1998 or 1997 as a result of HIE utilizing net operating loss carryforwards in 1998 and a net operating loss for 1997. As of December 31, 1998, HIE had net operating loss carryforwards for tax reporting purposes of approximately $18.4 million, which expire at various dates from 2007 through 2018.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenue

         Revenue decreased by 11% to $18.1 million in the year ended December 31, 1997 from $20.2 million in the year ended December 31, 1996. Sales of software and services to one customer, Promina Health Systems, accounted for approximately 20% of HIE's total revenue in the year ended December 31, 1996.

         Software. Software license revenue decreased by 14% to $7.4 million in the year ended December 31, 1997 from $8.6 million in the year ended December 31, 1996. As a percentage of total revenue, software license revenue decreased to 40.9% in the year ended December 31, 1997 from 42.6% in the year ended December 31, 1996. The dollar decrease in software license revenue was primarily due to a reduction in integration engine software license revenue and, to a lesser extent, to reductions in sales of certain products that HIE elected to discontinue as part of its redefined strategic direction in October 1997. The decrease in software license revenue as a percentage of total revenue was primarily due to the decrease in software license revenue.

         Services and other. Services and other revenue decreased by 8% to $10.7 million in the year ended December 31, 1997 from $11.6 million in the year ended December 31, 1996. As a percentage of total revenue, services and other revenue increased to 59.1% in the year ended December 31, 1997 from 57.4% in the year ended December 31, 1996. The dollar decrease in services and other revenue was primarily due to a relatively low level of service personnel productivity at the beginning of 1997 and HIE's decision to de-emphasize hardware sales. This was partially offset by increased software maintenance revenue. The increase in services and other revenue as a percentage of total revenue was primarily due to a decrease in total revenue.

         Cost of Revenue

         Software. Cost of software license revenue increased by 13% to $1.0 million in the year ended December 31, 1997 from $0.9 million in the year ended December 31, 1996. As a percentage of software license revenue, cost of software license revenue increased to 13.9% in the year ended December 31, 1997 from 10.5% in the year ended December 31, 1996. The dollar increase in cost of software license revenue was primarily attributable to an increase in the amount of third-party software products resold by HIE. The increase in cost of software license revenue as a percentage of software license revenue was primarily a result of the higher cost of third-party software products compared to HIE's proprietary software products and the decrease in software license revenue.

         Services and other. Cost of services and other revenue decreased by 7% to $6.0 million in the year ended December 31, 1997 from $6.4 million in the year ended December 31, 1996. As a percentage of services and other revenue, cost of services and other revenue increased to 56.4% in the year ended December 31, 1997 from 55.5% in the year ended December 31, 1996. The dollar decrease in cost of services and other revenue was primarily a result of the decrease in hardware revenue in 1997 discussed above. The increase in cost of services and other revenue as a percentage of services and other revenue was attributable to a relatively low level of service personnel productivity at the beginning of 1997, partially offset by the reduction in hardware sales cost of revenue, which has a relatively high cost of revenue.

         Operating Expenses

         Sales and marketing. Sales and marketing expense was $5.4 million in both the year ended December 31, 1997 and the year ended December 31, 1996. As a percentage of total revenue, sales and marketing expense increased to 29.7% in the year ended December 31, 1997 from 26.8% in the year ended December 31, 1996. The increase in sales and marketing expense as a percentage of total revenue was primarily due to the decrease in total revenue.

         Research and development. Research and development expense increased by 17% to $3.0 million in the year ended December 31, 1997 from $2.5 million in the year ended December 31, 1996. As a percentage of total revenue, research and development expense increased to 16.5% in the year ended December 31, 1997 from 12.5% in the year ended December 31, 1996. The dollar increase in research and development expense was primarily due to increased expenditures for enterprise-level object-oriented integration engine technology development, offset somewhat by decreased expenditures for a software product that was discontinued in 1997. The increase in research and development expense as a percentage of total revenue was primarily due to an increase in expenditures overall and to a decrease in capitalization of costs related to internally developed software to $0.5 million in 1997 from $0.8 million in 1996. The decreased capitalization of internally developed software costs was a result of decreased spending on certain software development projects that were ultimately discontinued in 1997.

         General and administrative. General and administrative expense increased by 8% to $4.8 million in the year ended December 31, 1997 from $4.4 million in the year ended December 31, 1996. As a percentage of total revenue, general and administrative expense increased to 26.5% in the year ended December 31, 1997 from 21.8% in the year ended December 31, 1996. The dollar increase in general and administrative expense was primarily due to an increase in expenditures related to HIE's change in strategic direction. The increase in general and administrative expense as a percentage of total revenue was primarily due to a decrease in total revenue.

         Obsolete software and other write-offs. Obsolete software and other write-offs consist of certain assets that were written-off or fully reserved relating to HIE's redefined strategic direction in October 1997. In the year ended December 31, 1997, HIE wrote-off or fully reserved certain assets totaling $4.7 million that no longer contributed to HIE's new strategic direction, including the following: (1) the net book value of certain third-party and internally developed software totaling $2.7 million; (2) accounts receivable totaling $1.1 million and project completion costs totaling $0.6 million, both related to the software that HIE ceased selling and distributing under its new strategic direction; and (3) other costs totaling $0.3 million. No such obsolete software and other write-offs were incurred during the year ended December 31, 1996.

         Purchased in-process research and development. Purchased in-process research and development consists of costs for software integration products that HIE purchased in connection with its acquisition of Criterion Health Strategies, Inc. in 1997. The total costs incurred were $1.7 million in the year ended December 31, 1997.

         Income taxes. HIE had no provision for income taxes in 1997 and 1996 due to the net loss incurred in 1997 and the utilization of available net operating loss carryforward benefits in 1996.

Liquidity and Capital Resources

         HIE financed its operations from inception through the November 1995 spin-off primarily through equity investments totaling $22.0 million by Healthdyne, Inc. Following the spin-off, Healthdyne, Inc. made no additional advances or equity infusions in HIE. During November 1996, HIE sold 2.75 million shares of its common stock in a follow-on public offering and received proceeds of $10.3 million, after deducting offering-related expenses. In addition, HIE received proceeds of $5.2 million, after deducting offering-related expenses, from various private placements of common stock and from employee stock option and purchase plans from 1995 through 1998. HIE generally uses capital leases to finance additions of computer equipment. HIE also periodically borrows under established lines of credit for working capital purposes.

         Prior to the completion of the follow-on offering in November 1996, HIE used its available cash and cash flow from operating activities to pay acquired debt and acquisition financing-related debt, as those obligations matured. Subsequent to the follow-on offering in November 1996, HIE used $800,000, $400,000 and $200,000 of cash during November 1996, April 1997 and September 1997, respectively, to prepay a portion of long-term debt at a discount.

HIE also invested $995,000 during 1997 to satisfy its funding commitment to Criterion Health Strategies, Inc. HIE plans to use the remainder of the net proceeds from the equity sources referred to above to pay debt as it matures and for working capital and general corporate purposes.

         HIE had working capital of $7.4 million at December 31, 1998 compared to working capital of $2.7 million at December 31, 1997. The increase in working capital was generated primarily through operating earnings and the exercise of stock options.

         Net cash used in operating activities increased to $3.7 million in the year ended December 31, 1998 from $1.7 million in the year ended December 31, 1997. The increase in net cash used in operating activities was attributable to an increase in accounts receivable offset by an increase in deferred revenue and net earnings for the year ended December 31, 1998.

         Net cash used in investing activities decreased to $0.3 million in the year ended December 31, 1998 from $2.3 million in the year ended December 31, 1997. This decrease in net cash used in investing activities was primarily a result of HIE's sale of the Integrated Services Group in the fourth quarter of 1998, which generated $1.5 million in cash. No gain or loss was recognized on the transaction.

         Net cash used in financing activities decreased to $0.6 million used in the year ended December 31, 1998 from $1.0 million provided in the year ended December 31, 1997. Principal payments on long-term debt increased $2.5 million to $3.8 million for the year ended December 31, 1998 compared to $1.3 million for the year ended December 31, 1997. This increase was offset by issuances of common stock and borrowings under line of credit facilities. HIE's net borrowings from its line of credit facilities totaled approximately $1.5 million for the year ended December 31, 1998 compared to $0.1 million for the year ended December 31, 1997.

         In August 1998, HIE entered into a new line of credit agreement providing for borrowings of up to $5.0 million, with the maximum amount available under the line at any time dependent on HIE's accounts receivable. As of December 31, 1998, $3.0 million of the facility was available to HIE of which $2.5 million in borrowings were outstanding. The facility is for a one year term, with borrowings bearing interest at the bank's prime rate plus 1% (8.75% as of December 31, 1998). The line of credit agreement contains certain covenants, including a provision prohibiting HIE from paying dividends on its common stock. HIE plans to maintain the $5.0 million line of credit for unanticipated needs and financial flexibility.

         HIE is committed to make expenditures under non-cancelable operating leases and capital lease agreements for certain facilities and equipment. These leases expire at various dates through 2003. At December 31, 1998, HIE had $2.9 million in outstanding capital and operating lease obligations.

         HIE believes that currently available cash, anticipated cash flow from operations and borrowings under existing or future credit facilities will be sufficient to meet HIE's requirements for at least the next twelve months. HIE may seek to raise additional financing to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of favorable market conditions. In such event, or if HIE's cash needs or plans change, HIE may seek to raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. There can be no assurance, however, that HIE will be able to raise any additional amounts on reasonable terms, if at all.

Backlog

         As of December 31, 1998, HIE's revenue backlog totaled $8.7 million compared with $8.3 million as of December 31, 1997. Revenue backlog is comprised of maintenance fees paid in advance, contracted for implementation services and other unearned revenue relating to accepted orders or agreements for the delivery of HIE's products and services. Revenue included in backlog is generally expected to be recognized over the next twelve months. Generally, customer orders and agreements included in backlog are subject to cancellation and there can be no assurance that backlog will be realized. Consequently, backlog is not necessarily indicative of future results.

Recent Accounting Pronouncement

         Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants in October 1997, effective for financial statements for fiscal years beginning after December 15, 1997. On January 1, 1998, HIE adopted SOP 97-2. In accordance with SOP 97-2, revenue from the license of software is generally recognized upon shipment of the software and fulfillment of acceptance terms, provided that the fee is fixed or determinable and collection of the resulting receivable is deemed probable. Service revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on the percentage of completion basis, even though some services are prepaid. The implementation of this statement has not had a material impact on HIE's consolidated financial statements. However, SOP 97-2 includes restrictive provisions regarding specific terms of software arrangements which, if present, require deferral of revenue recognition beyond the point of delivery of the software. Future competitive conditions may arise that could necessitate changes in HIE's business practices and the contract terms of its software arrangements. Such changes may require deferral of revenue recognition and periodic operating results could be adversely affected.

Year 2000

         The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information when the year changes to 2000. The Year 2000 issue affects IT systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process date information. The Year 2000 issue could disrupt a company's operations by generating erroneous data or causing system failures or miscalculations.

State of Readiness

         HIE has formed a Year 2000 task force which is systematically evaluating its systems, products and key external relationships to ascertain material Year 2000 issues and solutions. HIE's Year 2000 readiness program has two phases: (1) assessment and (2) remediation (including modification, upgrading, replacement and validation by third parties). HIE's Year 2000 readiness program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

         HIE's products and services. HIE is in the process of assessing the Year 2000 readiness of all products available currently or previously sold to customers and distributors. HIE expects this assessment to be complete in mid-1999.

         Although HIE does not generally warrant the Year 2000 readiness of its products, it has disclosed to its customers and distributors that its products are "Year 2000 ready." HIE has defined "Year 2000 ready" as the ability for a product component to initialize and operate normally on and after January 1, 2000; and, where applicable, the ability to correctly manipulate, display, store and exchange with other components of its system all dates, either prior, during, or after January 1, 2000. However, HIE's products are configurable and programmable by end users, and Year 2000 problems relating to re-configurations and programming extensions to HIE's base product generated by an end user cannot be anticipated by HIE.

         HIE also markets its products and services as a solution for addressing the Year 2000 problem. As part of its Year 2000 risk assessment services, HIE executes an application that browses all Cloverleaf site configuration files and provides a listing of the date fields that are at risk and where the fields are integrated within the Cloverleaf system. After executing its Year 2000 risk assessment application, HIE provides the customer with a written report describing the location of these at risk fields and the application interface that is affected.

         HIE attempts to limit by contract, both with its customers and with the parties that license technology to HIE, its liability for damages arising in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liabilities set forth in its contracts would be enforceable or would otherwise protect HIE from liability for damages. In addition, HIE's products are generally integrated into enterprise systems involving sophisticated hardware and complex software products that HIE cannot adequately evaluate for Year 2000 problems. HIE may face claims based on Year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system.

         Internal IT and non-IT systems. HIE is in the process of implementing new software for its accounting, internal network and timekeeping functions in order to consolidate various systems under its new strategic direction and integrate HUBLink's operations. Representations made by software vendors for these new systems, including Year 2000 readiness, will be validated at the completion of that implementation, which is expected to be early 1999. Non-IT systems, such as telecommunications systems, as well as existing IT systems are currently being assessed.

         Other third parties. HIE has surveyed with a questionnaire material vendors and suppliers of systems used by HIE for internal IT and research and development in order to determine the extent to which HIE is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems and resolve such problems to the extent practicable. HIE expects the assessment to be complete in early 1999 and will take the necessary remediation action, including changing to vendors who are Year 2000 compliant or installing internal IT systems, to minimize the Year 2000 non-compliance risk with respect to third parties. HIE has not conducted a Year 2000 survey of the distributors and financial institutions with whom it has material relationships.

Year 2000 Costs and Contingency Plans

         To date, HIE has not incurred any material costs directly associated with its Year 2000 readiness efforts nor accelerated the replacement of any system due to Year 2000 issues. HIE does not anticipate that it will incur either significant operating expenses or significant capital expenditures to address Year 2000 issues with respect to its internal systems and the software products and services that it markets.

         In view of HIE's Year 2000 assessment and remediation efforts to date, and the limited activities that remain to be completed, HIE's contingency plans consist of plans to re-route phone calls, manual accounting and restoring working systems with backup files. HIE is in the final stages of development of these contingency plans, which are expected to be completed by mid-1999.

Risks of Year 2000 Issues

         In light of its compliance efforts, HIE does not believe that the Year 2000 issue will materially adversely affect operations or results of operations, and does not expect implementation to have a material impact on HIE's consolidated financial statements. However, there can be no assurance that HIE's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on HIE's business, results of operations and financial condition. In addition, to the extent the Year 2000 problem has a material adverse effect on business, operations or financial condition of third parties with whom HIE has material relationships, such as customers, distributors, vendors, suppliers and financial institutions, the Year 2000 problem could have a material adverse effect on HIE's business, results of operations and financial condition.

         Although HIE has not been a party to any litigation or arbitration proceeding involving its products or services related to Year 2000 issues, HIE may in the future be required to defend its products or services in such proceedings or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability HIE may have for Year 2000-related damages, including consequential damages, could materially adversely affect its business, results of operations and financial condition. There also can be no assurance that HIE will be able to obtain or maintain insurance coverage for such liabilities, that such coverage will continue to be available on acceptable terms, or that such coverage will be available in amounts to cover one or more large claims. The assertion of claims against HIE that exceed available insurance coverage or changes in HIE's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on HIE's business, financial condition and results of operations.

         The above Year 2000 discussion contains forward-looking statements reflecting management's current assessment and estimates with respect to HIE's Year 2000 readiness efforts and the impact of Year 2000 issues on HIE's business, financial condition and results of operations. Various factors, many of which are beyond the control of HIE, could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements. Some of these factors include, but are not limited to, the accuracy of the Year 2000 assurances, disclosures or representations by HIE's customers, distributors, vendors, suppliers, financial institutions and other third parties with whom it has material relationships, availability of qualified personnel and other IT resources and any actions of third parties with respect to Year 2000 problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company currently maintains all cash in United States dollars in highly liquid, interest-bearing, investment-grade instruments with maturities of less than three months, which the Company considers cash equivalents; therefore the Company has no "market risk sensitive investments," and no disclosure is required under this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996

     Independent Auditors' Report....................................................................F-1
     Consolidated Balance Sheets.....................................................................F-2
     Consolidated Statements of Operations...........................................................F-3
     Consolidated Statements of Shareholders' Equity.................................................F-4
     Consolidated Statements of Cash Flows...........................................................F-5
     Notes to Consolidated Financial Statements......................................................F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
HIE, Inc.

We have audited the accompanying consolidated balance sheets of HIE, Inc. (formerly Healthdyne Information Enterprises, Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIE, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                    KPMG LLP

Atlanta, Georgia
January 26, 1999

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                               December 31,
                                                                                          ---------------------
                                                                                            1998         1997
                                                                                          --------     --------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $  3,167     $  7,777
  Trade accounts receivable, less allowances of $720 and $626 at
    December 31, 1998 and 1997, respectively (note 1(d))                                    12,295        5,977
  Other current assets (note 7)                                                              2,555        1,375
                                                                                          --------     --------
    Total current assets                                                                    18,017       15,129

Notes receivable                                                                                82          335
Purchased software, net (notes 1(e) and 1(k))                                                1,946        2,397
Capitalized software development costs, net (notes 1(f) and 1(k))                            1,606          564
Property and equipment, net (note 4)                                                         2,289        1,939
Excess of cost over net assets of businesses acquired, net (note 3)                          7,535        8,503
Other assets                                                                                    60           73
                                                                                          --------     --------
    Total assets                                                                          $ 31,535     $ 28,940
                                                                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt and obligations under capital leases (note 6)    $  2,911     $  5,175
  Accounts payable, principally trade                                                        1,276          863
  Accrued liabilities (note 5)                                                               1,718        2,821
  Deferred revenue                                                                           4,690        3,597
                                                                                          --------     --------
    Total current liabilities                                                               10,595       12,456

Long-term debt and obligations under capital leases, excluding current
  installments (note 6)                                                                        642          316
Other liabilities                                                                                -          476
                                                                                          --------     --------
    Total liabilities                                                                       11,237       13,248

Shareholders' equity (note 8):
  Preferred stock, without par value. Authorized 20,000 shares; designated
    Series A cumulative preferred stock 500 shares; issued none                                  -            -
  Common stock, $0.01 par value. Authorized 50,000 shares; 24,972 and 23,563
    issued and outstanding shares at December 31, 1998 and 1997, respectively                  250          236
  Additional paid-in capital                                                                41,301       38,280
  Deferred compensation                                                                          -          (73)
  Accumulated deficit                                                                      (21,253)     (22,751)
                                                                                          --------     --------
    Total shareholders' equity                                                              20,298       15,692
                                                                                          --------     --------
Commitments (notes 9 and 11)

Total liabilities and shareholders' equity                                                $ 31,535     $ 28,940
                                                                                          ========     ========


See accompanying notes to consolidated financial statements

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                               Years ended December 31,
                                                                        --------------------------------------
                                                                           1998          1997           1996
                                                                        --------       --------       --------
Revenue (note 12):
 Software                                                               $ 12,432       $  7,388       $  8,622
 Services and other                                                       14,752         10,676         11,621
                                                                        --------       --------       --------
  Total revenue                                                           27,184         18,064         20,243
                                                                        --------       --------       --------
Cost of revenue:
 Software                                                                    852          1,026            907
 Services and other                                                        7,102          6,025          6,449
                                                                        --------       --------       --------
  Total cost of revenue                                                    7,954          7,051          7,356
                                                                        --------       --------       --------

  Gross profit                                                            19,230         11,013         12,887

Operating expenses:
 Sales and marketing                                                       6,672          5,362          5,435
 Research and development                                                  3,882          2,977          2,540
 General and administrative (including related party expenses
   of $10, $13 and $51 for the respective periods) (note 2)                6,017          4,784          4,415
 Merger costs (notes 1(k) and 3)                                           1,060              -              -
 Obsolete software and other write-offs (note 1(k))                            -          4,650              -
 Purchased in-process research and development (note 3)                        -          1,746              -
                                                                        --------       --------       --------
  Operating earnings (loss)                                                1,599         (8,506)           497
                                                                        --------       --------       --------

Losses of affiliate (note 3)                                                   -           (151)             -
Interest expense                                                            (254)          (436)          (643)
Interest income                                                              153            497            253
                                                                        --------       --------       --------
  Earnings (loss) before income taxes                                      1,498         (8,596)           107

Income taxes (note 7)                                                          -              -              -
                                                                        --------       --------       --------
  Net earnings (loss)                                                   $  1,498       $ (8,596)      $    107
                                                                        ========       ========       ========
Net earnings (loss) per share of common stock (note 1(m)):
 Basic                                                                  $   0.06       $  (0.38)      $   0.01
                                                                        ========       ========       ========
 Diluted                                                                $   0.06       $  (0.38)      $   0.01
                                                                        ========       ========       ========

Shares used in the calculation of net earnings (loss)
per share of common stock (note 1(m)):
 Basic                                                                    24,031         22,587         19,863
                                                                        ========       ========       ========
 Diluted                                                                  24,867         22,587         21,277
                                                                        ========       ========       ========

See accompanying notes to consolidated financial statements.

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)



                                                    Common Stock        Additional                                       Total
                                              -----------------------    Paid-in        Deferred       Accumulated    Shareholders'
                                                Shares       Amount      Capital      Compensation      Deficit          Equity
                                              -----------   ---------  -----------   -------------  ----------------- -------------
Balance at December 31, 1995                       18,754    $    188  $ 24,066       $    (23)       $(14,262)        $  9,969
Issuance of common stock in public and
  private offerings, net of offering expenses
  of $654                                           2,919          29    11,025             --              --           11,054
Stock options exercised                               905           9       452             --              --              461
Employee stock plan purchases                          14          --        58             --              --               58
Deferred compensation related to granting
  of stock options                                     --          --        29            (29)             --               --
Amortization of deferred compensation, net
  of forfeitures                                       --          --       (75)            29              --              (46)
Net earnings                                           --          --        --             --             107              107
                                                 --------    --------  --------       --------        --------         --------
Balance at December 31, 1996                       22,592         226    35,555            (23)        (14,155)          21,603
Issuance of common stock in an acquisition            416           4     1,095             --              --            1,099
Issuance of common stock in private
  offerings, net of offering expenses of $20          280           3     1,236             --              --            1,239
Stock options exercised                               193           2        31             --              --               33
Employee stock plan purchases                          82           1       169             --              --              170
Deferred compensation related to granting
  of stock options                                     --          --       233           (233)             --               --
Amortization of deferred compensation, net
  of forfeitures                                       --          --       (39)           183              --              144
Net loss                                               --          --        --             --          (8,596)          (8,596)
                                                 --------    --------  --------       --------        --------         --------
Balance at December 31, 1997                       23,563         236    38,280            (73)        (22,751)          15,692
Issuance of common stock in satisfaction of
  investment banker advisory fee                      100           1       405             --              --              406
Issuance of common stock in satisfaction of
  note payable to HUBLink shareholder                 125           1       507             --              --              508
Stock options exercised                             1,092          11     1,491             --              --            1,502
Employee stock plan purchases                          92           1       140             --              --              141
Amortization of deferred compensation, net
  of forfeitures                                       --          --        --             73              --               73
Income tax benefits arising from stock
  option exercises                                     --          --       478             --              --              478
Net earnings                                           --          --        --             --           1,498            1,498
                                                 --------    --------  --------       --------        --------         --------
Balance at December 31, 1998                       24,972    $    250  $ 41,301       $     --        $(21,253)        $ 20,298
                                                 ========    ========  ========       ========        ========         ========

See accompanying notes to consolidated financial statements.

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Years ended December 31,
                                                              -------------------------------------
                                                                  1998          1997           1996
                                                              --------      --------         ------
Cash flows from operating activities:
  Net earnings (loss)                                         $  1,498      $ (8,596)        $  107
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Obsolete software and other write-offs                           -         4,614              -
    Purchased in-process research and development                    -         1,746              -
    Losses of affiliate                                              -           151              -
    Provision for doubtful accounts                                270           445            383
    Depreciation and amortization                                2,165         1,816          1,738
    Compensation related to stock options, net                      73           144            (46)
    Increase in trade accounts receivable                       (8,457)       (1,206)        (2,934)
    Increase in other current assets                              (302)         (711)          (197)
    Increase (decrease) in trade accounts payable                  413          (767)           814
    Increase (decrease) in accrued liabilities                    (419)          122            728
    Increase in deferred revenue                                 1,093           503          1,289
                                                              --------      --------         ------
      Net cash provided by (used in) operating activities       (3,666)       (1,739)         1,882
                                                              --------      --------         ------
Cash flows from investing activities:
    Purchased software                                            (112)         (445)        (1,713)
    Capitalized software development costs                      (1,249)         (467)          (789)
    Capital expenditures                                          (258)         (303)          (486)
    Change in other non-current assets and liabilities, net       (210)       (1,071)           112
    Proceeds from disposition of business                        1,517             -              -
                                                              --------      --------         ------
      Net cash used in investing activities                       (312)       (2,286)        (2,876)
                                                              --------      --------         ------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                         -           583             67
    Principal payments on long-term debt                        (3,797)       (1,261)        (4,159)
    Net borrowings under line of credit                          1,522           120            250
    Proceeds from issuances of common stock                      1,643         1,589         11,573
                                                              --------      --------         ------
      Net cash provided by (used in) financing activities         (632)        1,031          7,731
                                                              --------      --------         ------

      Net increase (decrease) in cash and cash equivalents      (4,610)       (2,994)         6,737

Cash and cash equivalents at beginning of year                   7,777        10,771          4,034
                                                              --------      --------         ------

Cash and cash equivalents at end of year                      $  3,167      $  7,777       $ 10,771
                                                              ========      ========       ========

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)


                                                                         Years ended December 31,
                                                                  --------------------------------------
                                                                       1998          1997           1996
                                                                  ---------     ---------      ---------
Supplemental disclosures of cash paid for:

    Interest                                                      $     254     $     190      $     279
                                                                  =========     =========      =========

    Income taxes                                                  $       -     $       -      $       -
                                                                  =========     =========      =========
Supplemental disclosures of non-cash investing and financing activities:

    Equipment acquired under capital lease obligations            $     844     $     467      $     132
                                                                  =========     =========      =========

    Obligations incurred in connection with acquisitions          $       -     $     840      $       -
                                                                  =========     =========      =========
    Issuance of common stock in connection with an acquisition    $       -     $   1,099      $       -
                                                                  =========     =========      =========
    Issuance of common stock in  satisfaction of note payable
      to HUBLink shareholder                                      $     508     $       -      $       -
                                                                  =========     =========      =========
    Issuance of common stock in  satisfaction of investment
      banker advisory fee                                         $     406     $       -      $       -
                                                                  =========     =========      =========
    Income tax benefits arising from stock option exercises       $     478     $       -      $       -
                                                                  =========     =========      =========
Disposal of business:

Assets disposed of                                                $   2,445     $       -      $       -
Liabilities disposed of                                                (278)            -              -
Amount in escrow                                                       (650)            -              -
                                                                  ---------     ---------      ---------
    Proceeds from disposition of business                         $   1,517     $       -      $       -
                                                                  =========     =========      =========


See accompanying notes to consolidated financial statements.

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)


(1)    Summary of Significant Accounting Policies

      (a)  Business

           HIE, Inc. and subsidiaries (collectively referred to as "HIE" or the "Company") provide software tools and services to achieve the enterprise-wide integration of information.

           HIE was incorporated on June 15, 1994 in the State of Georgia and is headquartered in Marietta, Georgia. HIE was a wholly owned subsidiary of Healthdyne, Inc. ("Healthdyne") until November 6, 1995 at which time Healthdyne distributed all of the outstanding shares of HIE to the Healthdyne shareholders (the "Spin-off"). On February 24, 1999, the Company changed its name from Healthdyne Information Enterprises, Inc. to HIE, Inc.

      (b)  Basis of Consolidated Financial Statement Presentation

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

      (d)  Revenue

           Revenue is derived from the sale of integration software tools and from providing related education, consulting, project management, implementation, support and other integration services. Revenue from software licensing and support fees is recognized in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition. Software revenue is recognized based on four criteria proscribed by SOP 97-2, which are: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. All service revenue is recognized as the work is performed or, in the case of a fixed fee contract, on the

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

           percentage-of-completion basis, even though some services are prepaid. Deferred revenue represents advance payments or billings for software licenses, services, or support in advance of revenue recognition.

           The Company established business relationships with several new distributors in 1998 and 1997 and therefore, limited historical data is available on which to base estimates of future returns, allowances and warranties. Management of the Company has provided an allowance for expected returns, allowances and warranties based on historical rates. The amounts of returns, allowances and warranties ultimately incurred could differ materially in the near term from the allowances calculated.

      (e)  Purchased Software

           Purchased software includes the cost of purchased integration software tools and the cost of software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over five years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to $563, $886 and $620 in 1998, 1997 and 1996, respectively. Accumulated amortization related to purchased software totaled $1,341 and $778 at December 31, 1998 and 1997, respectively. (See notes 1(k) and 3.)

      (f)  Research and Development and Capitalized Software Development Costs

           Prior to the determination of technological feasibility for software tools, research and development costs are expensed as incurred. After determination of technological feasibility and before the release of the software tools for general availability, the development costs related to such tools are capitalized. These costs are being amortized ratably based on the projected revenue associated with these tools or the straight-line method over five years, whichever method results in a higher level of annual amortization. The Company capitalized $1,249, $467 and $789 of software development costs in 1998, 1997 and 1996, respectively. Amortization expense related to capitalized software development costs was $207, $101 and $39 in 1998, 1997 and 1996, respectively. Accumulated amortization related to capitalized software development costs totaled $329 and $122 at December 31, 1998 and 1997, respectively. (See note 1(k).

      (g)  Property and Equipment

           Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over an estimated useful life of five years. Amortization of leasehold improvements is recorded over the

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

           shorter of the lives of the related assets or the lease terms and is included in depreciation expense.

      (h)  Excess of Cost Over Net Assets of Businesses Acquired

           The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over 15 years. Amortization expense related to acquired businesses amounted to $672, $672, and $682 in 1998, 1997 and 1996, respectively. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization related to goodwill totaled $2,611 and $1,939 at December 31, 1998 and 1997, respectively. (See note 3.)

      (i)  Long-Lived Assets and Long-Lived Assets to be Disposed of

           The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (j)  Stock Option Plans

           Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be determined on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings
           (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

           defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123 (see note 8).

      (k)  Non-recurring Charges

           The Company incurred the following non-recurring charges during 1998 and the fourth quarter of 1997:

                                                                           Fourth
                                                                           Quarter
                                                                  1998      1997
                                                               -------    ---------
           Obsolete software and other write-offs              $     -    $ 4,650
           Purchased in-process research and development             -      1,746
           Merger costs                                          1,060          -
                                                               -------    -------
                                                               $ 1,060    $ 6,396
                                                               =======    =======


           Merger costs resulting from the Company's acquisition of HUBLink Inc., which was accounted for as a pooling of interests, include investment banking fees, legal and accounting fees, travel and severance costs (see note 3). The total merger costs were $1,060 during 1998.

           During the fourth quarter of 1997, in conjunction with a change in executive management, the Company ceased selling and distributing, and consequently wrote-off, certain third-party and internally developed software, related project costs and accounts receivable, and other costs that no longer contributed to the Company's redefined business direction stated in note 1 (a) above.

           In connection with the acquisition of Criterion Health Strategies, Inc. during 1997, the Company recorded a non-recurring charge related to purchased in-process research and development costs for integration software tools. The amount of the non-recurring charge was equal to the estimated current fair value of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed and for which future alternative uses did not exist at the time of acquisition (see note 3).

       (l) Income Taxes

           The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

           for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. Income tax benefits are not recognized unless ultimate realization of such benefits is more likely than not.

      (m)  Net Earnings (Loss) Per Share of Common Stock

           On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings
           (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options, determined using the treasury stock method.

      (n)  Operating Segments

           On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. During 1998, the Company operated in two segments: (i) the licensing of integration software products and performance of related integration services and (ii) the providing of consulting services related to information systems integration for healthcare organizations (see note 13).

      (o)  Comprehensive Income

           On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no "other comprehensive income" to report for the three years ended December 31, 1998.

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)


(2)    Related Party Transactions

       Matria Healthcare, Inc. ("Matria"), which was formed in a merger involving Healthdyne in March 1996, provides certain legal, tax, data processing, personnel and accounting services to the Company. Amounts charged to the Company related to such services, which have been reflected as general and administrative expenses in the accompanying consolidated statements of operations, were $10, $13, and $51 in 1998, 1997 and 1996, respectively. Charges for services provided by Matria to the Company are generally determined based on estimates of actual time in providing such services to the Company using actual costs without markup. To the extent that charges for such services and for costs incurred by Matria on the Company's behalf are allocations of common expenses, such allocations are based on one or more criteria such as asset or revenue size, relative transaction volume, employee headcounts, facility size and other relevant criteria. The Company believes that such allocation methods result in reasonable approximations of the common expenses related to the Company.

(3)    Acquisitions and Dispositions

       Integrated Services Group

       On December 31, 1998, the Company disposed of assets comprising of its Integrated Services Group ("ISG") to Superior Consulting Company, Inc., a wholly-owned subsidiary of Superior Consultant Holdings Corporation, in exchange for cash of $2.2 million, of which $650 is held in escrow until certain conditions are met. ISG provides consulting services related to information systems integration for healthcare organizations. ISG comprised approximately 12.3% of the Company's revenue in 1998 (see note
       13). There was no gain or loss resulting from this disposal.

       HUBLink, Inc.

       In May, 1998, the Company issued 2.9 million shares of its common stock in exchange for all outstanding common stock of HUBLink, Inc. ("HUBLink") of Columbus, Ohio, an integration software tool company. This business combination has been accounted for as a pooling-of-interests combination. Merger costs totaling $1,060 resulting from the Company's acquisition of HUBLink include investment banking fees, legal and accounting fees, travel and severance costs. The financial position and results of operations of the Company have been restated for all periods prior to the Merger to give retroactive effect to the Merger.

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

       The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


                                          Years ended December 31,
                                         -------------------------
                                           1997            1996
                                         -----------     ---------
Revenue:
  HIE                                    $15,552         $16,151
  HUBLink                                  2,512           4,092
                                         -------         -------
    Combined                             $18,064         $20,243
                                         =======         =======

Net earnings (loss):
  HIE                                    $(6,166)        $ 1,183
  HUBLink                                 (2,430)         (1,076)
                                         -------         -------
    Combined                             $(8,596)         $  107
                                         =======         =======



       The 1998 pre-merger revenue and net earnings for HUBLink were $2,584 and $234, respectively.

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

       On December 31, 1997, HIE exercised the Option to acquire Massey Burch's 50% equity ownership interest in CHS, bringing HIE's equity ownership interest in CHS to 100%, in exchange for 416 shares of HIE common stock and warrants to purchase 50 shares of HIE common stock for $1.59 per share exercisable through December 2003. The warrants were still outstanding at December 31, 1998. Prior to HIE's acquisition of the majority interest in CHS, the Company's share of the losses of CHS was netted against notes receivable from CHS and shown as losses of affiliate in the accompanying consolidated financial statements. CHS' results of operations were included in the Company's consolidated statements of operations beginning on January 1, 1998.

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

       The acquisition of CHS was accounted for using the purchase method of accounting. The total purchase price of CHS was $3,200. The acquisition resulted in purchased in-process research and development of $1,746, which was expensed in 1997, purchased software of $715 and additional cost over net assets acquired of $336. The Company also assumed an $840 obligation to a third party for the exclusive use of a software tool in the healthcare industry.

       The purchased in-process research and development charge relates to a back-end software integration tool research and development project designed to facilitate the analysis of data stored in various disparate information systems. The amount of this purchased in-process research and development charge was determined based on the present value of management's estimate of the future cash flows (discounted by a risk-adjusted weighted average cost of capital of 45%) expected to be derived from the new software integration tool for its estimated eight-year life subsequent to the completion of the project, after consideration of the fair value of the other CHS assets acquired. At the date of acquisition, management estimated that this research and development project was approximately 50% complete measured in terms of the total estimated man-hours for the project. During 1998, this project was completed with costs incurred of $150.

       The following pro forma financial information presents the combined results of operations of HIE and CHS as if the acquisition had occurred as of January 1, 1997, after giving effect to certain adjustments, including the amortization of goodwill and purchased software and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had HIE and CHS constituted a single entity during 1997.


                                                 Year ended
                                             December 31, 1997
                                             -----------------
       Revenue                                   $ 18,834
                                                 ========
       Net loss                                  $ (9,146)
                                                 ========
       Net loss per share                        $  (0.40)
                                                 ========

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)


(4)     Property and Equipment

        Property and equipment are summarized as follows:

                                                                            December 31,
                                                                      ----------------------
                                                                        1998            1997
                                                                      ----------   ---------
        Machinery and equipment                                      $  2,067        $ 1,842
        Furniture and fixtures                                            484            471
        Equipment under capital leases                                  1,822            978
        Leasehold improvements                                            110             99
                                                                     --------        -------
                                                                        4,483          3,390
        Less accumulated depreciation and amortization                  2,194          1,451
                                                                     --------        -------
        Net property and equipment                                    $ 2,289        $ 1,939
                                                                     ========        =======


(5)     Accrued Liabilities

        Accrued liabilities are summarized as follows:



                                                                           December 31,
                                                                      ---------------------
                                                                        1998         1997
                                                                      ----------   --------
        Benefits and compensation                                     $ 1,061       $  739
        Project completion costs                                          352        1,076
        License fee                                                         -          560
        Other                                                             305          446
                                                                      -------       ------
                                                                      $ 1,718       $2,821
                                                                      =======       ======

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)


(6)    Long-term Debt

       Long-term debt consists of the following:


                                                                                       December 31,
                                                                               --------------------------
                                                                                   1998            1997
                                                                               -------------   ----------
       Lines of credit (see below)                                                $ 2,492        $   970
       Promissory note payable - paid-off in 1998                                       -          3,309
       Note payable to commercial banking institution - paid-off in 1998                -            350
       Note payable to HUBLink shareholder - extinguished through
         issuance of common stock                                                       -            285
       Obligations under capital leases - equipment leases; interest ranging from 9% to 17% with various monthly payments and
         maturing at various dates through September 1, 2003                        1,061            577
                                                                                  -------        -------
                                                                                    3,553          5,491

       Less current installments                                                    2,911          5,175
                                                                                  -------        -------
       Long-term debt, excluding current installments                             $   642        $   316
                                                                                  =======        =======

       Approximate aggregate minimum annual payments due on long-term debt and capital leases subsequent to December 31, 1998 are as follows: 1999, $2,911; 2000, $402; 2001, $198; 2002, $27; and 2003, $15.

       In August 1998, the Company entered into a new $5.0 million line of credit of which $3.0 million was available for borrowing under the borrowing base limitation at December 31, 1998. The balance outstanding under the line of credit was $2.5 million on December 31, 1998. The line of credit is for a one-year term, with borrowings bearing interest at the bank's prime rate plus 1% (8.75% at December 31, 1998). The Company plans to maintain the $5.0 million line of credit for unanticipated needs and financial flexibility.

       On December 31, 1997, the Company had a $2.0 million line of credit agreement with a bank, which was subsequently replaced by the $5.0 million line of credit mentioned above. Amounts outstanding under this agreement carried interest at the bank's prime rate plus 1% (9.50% at December 31, 1997) and were payable on demand. No amounts were outstanding on December 31, 1997.

       HUBLink had a $1.0 million line of credit agreement with another bank with an outstanding balance of $970 at December 31, 1997. Amounts outstanding under this agreement carried interest at .375% above the bank's prime rate (8.5% at December 31, 1997). On May 12, 1998, the outstanding balance on this line of credit was paid in full and the line of credit was terminated.

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

(7)    Income Taxes

       The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

       A reconciliation of the expected income tax (expense) benefit (based on the U.S. Federal statutory rate) to the actual income tax (expense) benefit is as follows:



                                                                  Years ended December, 31
                                                           -----------------------------------
                                                              1998          1997         1996
                                                           -----------   -----------   -------

       Computed expected income tax (expense)
         benefit                                           $  (524)       $ 3,008        $ (37)
       Goodwill amortization and other non-
         deductible expenses                                  (261)          (266)        (178)
       Losses in excess of allowable carrybacks                  -         (2,689)        (465)
       Utilization of prior year financial
         statement losses                                      367              -          680
       Losses of affiliate                                       -            (53)           -
       Decrease in valuation allowance                         416              -            -
       Other                                                     2              -            -
                                                           -------        -------        -----
                                                           $     -        $     -        $   -
                                                           =======        =======        =====


       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows:


                                                                               December, 31
                                                                         ---------------------
                                                                            1998         1997
                                                                         -----------   -------
       Deferred tax assets (liabilities):
         Allowance for doubtful accounts                                   $   70       $   61
         Accruals and reserves not deducted for tax purposes                   13          213
         Depreciation and amortization                                       (140)        (172)
         Net operating loss carryforwards                                   6,441        5,942
         Revenue recognition                                                    -          272
         Tax credit carryforwards                                             260          266
                                                                           -----        ------
         Total gross deferred tax asset                                     6,644        6,582

       Less valuation allowance                                             6,166        6,582
                                                                           ------       ------
            Net deferred tax asset, included in other current assets       $  478       $    -
                                                                           ======       ======

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

         Under SFAS 109, deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that any tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) future taxable income generated by future operations. The valuation allowance for deferred income tax assets at December 31, 1998 and 1997 was $6,166 and $6,582, respectively. The net (decrease) increase in the valuation allowance for deferred income tax assets for the years ended December 31, 1998 and 1997 was $(416) and $3,422, respectively. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of existing valuation allowances at December 31, 1998.

         At December 31, 1998, the Company had the following estimated credits and net operating loss carryforwards available for Federal income tax reporting purposes to be applied against future taxable income and tax liabilities:


                                                                          Net
                                          Foreign       Business       operating
         Year of expiration               credit         credit          loss
         ------------------             ------------   -----------    ----------
             1999                             $   4        $    -      $       -
             2000                                23             -              -
             2007                                 -             3              5
             2008                                 -            38            838
             2009                                 -             -          2,069
             2010                                 -            49          1,938
             2011                                 -            34          7,160
             2012                                 -           109          5,616
             2018                                 -             -            777
                                              -----       -------      ---------
                                              $  27       $   233      $  18,403
                                              =====       =======      =========

       The net operating loss carryforward of $18,403 includes deductions of approximately $3,878 related to the exercise of stock options, which will be credited to additional paid-in capital when recognized. The alternative minimum tax net operating loss carryforward approximates the regular net operating loss carryforward. A portion of the net operating

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

       loss (approximately $8,165) is limited by Section 382 of the Internal Revenue Code of 1986, as amended, to an annual utilization of approximately $749.

(8)    Shareholders' Equity

       Public and Private Offerings

       On November 4, 1996, the Company sold 2,750 shares of its common stock and received proceeds of approximately $10,325, net of offering expenses of $634. In 1997 and 1996, HUBLink issued 280 and 169 equivalent shares of HIE common stock and received proceeds of $1,239 and $729, respectively, net of offering costs of $20 in each year.

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

       The per share weighted-average fair values of stock options granted during 1998, 1997 and 1996 were $1.20, $1.14 and $2.02, respectively, on the date of grant using the Black- Scholes option-pricing model with the following assumptions:


                                                 1998          1997         1996
                                              ----------    ---------     --------
       Expected volatility                        44%          40%           41%
       Expected dividend yield                  none         none          none
       Risk-free interest rate                  5.30%        5.50%         6.25%
       Expected life of stock options          5 years      5 years       5 years

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)



       The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements, unless the stock options were granted at an exercise price below fair value at the grant date, in which case the difference between the exercise price and the fair value has been recorded as deferred compensation cost and is being amortized over the relevant period of benefit. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's reported net earnings (loss) and related per share amounts would have been changed to the pro forma amounts indicated below:


                                                          1998         1997          1996
                                                         -------      -------       -------
       Net earnings (loss):
         As reported                                     $ 1,498      $(8,596)       $  107
         Pro forma                                           649       (9,301)         (717)
       Diluted net earnings (loss) per share:
         As reported                                      $ 0.06      $ (0.38)       $ 0.01
         Pro forma                                          0.03        (0.41)        (0.04)


A summary of stock option transactions under these plans during 1998, 1997 and 1996 is shown below:


                                                                                   Option price per share
                                                                                   ----------------------

                                                                       Number                     Weighted
                                                                      of shares       Range       average
                                                                      ---------       -----       -------
            Options outstanding at December 31, 1995                    3,027     $0.23 - $3.28    $1.05
               Granted                                                  1,072     $2.37 - $5.88    $4.31
               Exercised                                                 (905)    $0.23 - $1.50    $0.50
               Canceled or expired                                       (253)    $0.23 - $4.81    $2.96
                                                                      -------

            Options outstanding at December 31, 1996                    2,941     $0.23 - $5.88    $2.24
               Granted                                                  1,242     $0.25 - $5.88    $2.74
               Exercised                                                 (193)    $0.23 - $1.50    $0.93
               Canceled or expired                                       (499)    $1.31 - $5.88    $3.81
                                                                      -------

            Options outstanding at December 31, 1997                    3,491     $0.23 - $5.88    $2.21
               Granted                                                  1,240     $2.00 - $3.95    $2.60
               Exercised                                               (1,092)    $0.23 - $4.47    $1.38
               Canceled or expired                                     (1,167)    $1.50 - $5.50    $3.20
                                                                      -------

            Options outstanding at December 31, 1998                    2,472     $0.23 - $5.88    $2.27
                                                                      =======

            Options exercisable at December 31, 1996                    1,334     $0.23 - $3.16    $1.09
                                                                      =======

            Options exercisable at December 31, 1997                    1,511     $0.23 - $5.88    $1.57
                                                                      =======

            Options exercisable at December 31, 1998                    1,303     $0.23 - $5.88    $1.85
                                                                      =======


                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)



       The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:



                                                     Options outstanding                  Options exercisable
                                                     -------------------                 ---------------------
                                                           Weighted
                                                            average      Weighted                     Weighted
                                              Number       remaining     average        Number        average
                                            outstanding   contractual    exercise      exercisable    exercise
             Classification                 at 12/31/98   life (months)   price       at 12/31/98      price
             --------------                 -----------   -------------   -----       -----------      -----
       Healthdyne-related                       219           28           $0.50           219         $0.50
       Directors                                198           43           $2.33           132         $1.84
       Others                                 2,055           55           $2.46           952         $2.17
                                              -----                                        ---

                                              2,472           52           $2.27         1,303         $1.85
                                              =====                                      =====


       Non-Employee Directors Stock Plan

       On October 20, 1995, the Company established a stock plan for non-employee directors whereby such directors may elect to receive all or a portion of their annual retainer fee in unrestricted shares of the Company's common stock. As of December 31, 1998, none of the 250 shares reserved for this plan have been issued.

       Stock Purchase Plan

       On July 1, 1996, the Company commenced an employee stock purchase plan for all eligible employees of HIE and designated subsidiaries. Participants may use up to 10% of their compensation to purchase the Company's common stock through payroll deductions for 85% of the lower of the beginning or ending stock price on a quarterly basis. Of the 200 shares of the Company's common stock reserved for issuance under this plan, 92 shares, 82 shares and 14 shares were issued during the years ended December 31, 1998, 1997 and 1996, respectively.

       Shareholder Rights Plan

       On October 20, 1995, the Company's Board of Directors declared a dividend distribution of one purchase right for each share of the Company's common stock outstanding as of October 30, 1995. If a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or announces a tender offer or exchange that would result in the acquisition of a beneficial ownership right of 20% or more of the Company's outstanding common stock, the rights detach from the common stock and are distributed to shareholders as separate securities. Each right entitles its holder to purchase

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)


       one one-hundredth of a share (a unit) of Series A Cumulative Preferred Stock, at a purchase price of $50 per unit. The rights, which do not have voting power, expire on October 23, 2005 unless previously distributed and may be redeemed by the Company in whole at a price of $0.01 per right at any time before and within 10 days after their distribution. If the Company is acquired in a merger or other business combination transaction, or 50% of its assets or earnings power are sold at any time after the rights become exercisable, the rights entitle a holder to buy a number of common shares of the acquiring company having a market value of twice the exercise price of the right. If a person acquires 20% of the Company's common stock or if a 15% or larger holder merges with the Company and the common stock is not changed or exchanged in such merger, or engages in self-dealing transactions with the Company, each right not owned by such holder becomes exercisable for the number of common shares of the Company having a market value of twice the exercise price of the right.

(9)    Employee Benefit Plans

       The Company and its subsidiaries, Healthcare Communications, Inc. ("HCI") and HUBLink, each previously maintained a 401(k) defined contribution plan for the benefit of their employees. Prior to June 1, 1996, the Company's obligation for contributions under its 401(k) plan was limited to the lesser of (i) one-half of each participant's contribution but not more than 2.5% of the participant's compensation or (ii) 20% of the Company's pretax earnings before consideration of this contribution. Subsequent to June 1, 1996, Company contributions are discretionary. The HCI plan provided for HCI contributions equal to one-half of each participant's contributions up to 3% of the participant's base salary. The HUBLink plan provided for discretionary matching contributions. During 1998, the Company merged the HCI 401(k) plan and the HUBLink 401(k) plan into HIE's 401(k) plan. Contributions to the plans included in the consolidated statements of operations were $212, $72, and $79 in 1998, 1997 and 1996, respectively.

(10)   Fair Value of Financial Instruments

       The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, accounts receivable, accounts payable, and deferred revenue approximate fair value due to the short-term maturities of these assets and liabilities. The Company estimates that the carrying amounts of the Company's long-term debt approximates the fair value based on the current rates offered to the Company for debt of the same remaining maturities.

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

(11)   Commitments

       The Company is committed under non-cancelable operating lease and capital lease agreements for facilities and equipment which expire at various dates through 2003. The future minimum annual lease payments under these leases are summarized as follows:



                                            Operating       Capital
       Year ending December 31,               Leases        Leases
       ------------------------             ---------     ----------
            1999                             $  725        $  529
            2000                                477           451
            2001                                243           211
            2002                                193            32
            2003                                 32            18
         Thereafter                               -             -
                                             ------        ------
                                             $1,670         1,241
                                             ======

               Less interest                                  180
                                                           ------
                 Present value of future minimum
                   capital lease payments                  $1,061
                                                           ======


       Rental expense for operating leases (excluding those with lease terms of a month or less that were not renewed) was $962, $918 and $770 in 1998, 1997 and 1996, respectively.

(12)   Major Customers

       One distributor accounted for 18% of the Company's total revenue and 40% of its software revenue in 1998. No single distributor accounted for more than 10% of the Company's revenue in either 1997 or 1996. No single customer accounted for more than 10% of the Company's revenue in either 1998 or 1997. One customer accounted for approximately 20% of the Company's revenue in 1996. Revenue from international sales was less than 10% of the Company's revenue in each of 1998, 1997 and 1996.

(13)   Segment Information

       The Company's reportable segments are strategic business units that offer different products and services. During 1998, the Company operated in two segments: (i) the licensing of integration software products and performance of related integration services ("Software") and (ii) the providing of consulting services related to information systems integration for healthcare organizations ("Consulting"). Prior to 1998, the Consulting

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)

       business did not separately exist. On December 31, 1998, the Consulting business was sold (see note 3). The accounting policies of the segments are the same as those described in note 1. The Company evaluates performance of the segments based on revenues and operating earnings
       (loss) of the segments. Segment information for the year ended December 31, 1998 is as follows:


                                           1998
                                         --------
Revenue:
  Software                               $ 23,830
  Consulting                                3,354
                                         --------
    Total revenue                        $ 27,184
                                         ========

Operating earnings (loss):
  Software                               $  2,059
  Consulting                                 (460)
                                         --------
    Operating earnings (loss)            $  1,599
                                         ========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") captioned "Proposal 1. Election of Directors" identifies members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference.

         See also "Executive Officers of the Company" appearing in Part I hereof.

         The section of the 1999 Proxy Statement captioned "Other Matters --
Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated in this
Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information in the section of the 1999 Proxy Statement captioned "Executive Compensation and Other Information" is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in the section of the 1999 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management" is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in the section of the 1999 Proxy Statement captioned "Certain Relationships and Related Transactions" is incorporated in this Item 13 by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as Pages F-1 through F-24 of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated Statements of Operations -
                  Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity Years Ended December
                  31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows Years Ended December 31, 1998,
                  1997 and 1996

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

         (a)(3)   Exhibits:

         Periodic reports, proxy statements and other information filed by HIE with the Commission pursuant to the informational requirements of the Exchange Act may be inspected and copied at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding HIE. HIE's SEC file number reference is Commission File No. 0-27056.


Exhibit
Number   Description
------   -----------
2.1      Distribution Agreement between Healthdyne and HIE (filed as Exhibit 2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1
         (Registration No. 33-96478), and incorporated herein by reference).

3.1      Amended and Restated Articles of Incorporation of HIE.

3.2      By-Laws of HIE, as amended (filed as Exhibit 3.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
         (Commission File No. 0-27056), and incorporated herein by reference).

4        Rights Agreement dated October 23, 1995 between HIE and SunTrust Bank
         (filed as Exhibit 4 to Amendment No. 1 to the Company's Registration
         Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).

10.1     Tax Indemnity Agreement between Healthdyne and HIE (filed as Exhibit
         10.2 to Amendment No. 1 to the Company's Registration Statement on Form
         S-1 (Registration No. 33-96478), and incorporated herein by reference).

10.2     Tax Disaffiliation Agreement between Healthdyne and HIE (filed as
         Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).

10.3     License Agreement between Healthdyne and HIE (filed as Exhibit 10.4 to
         Amendment No. 1 to the Company's Registration Statement on Form S-1
         (Registration No. 33-96478), and incorporated herein by reference).

10.4     Option Agreement dated December 18, 1996 between HIE and The Southern
         Venture Fund II, L.P. (filed as Exhibit 10.16 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1996 (Commission
         File No. 0-27056), and incorporated herein by reference).

10.5     Agreement dated June 13, 1997 between HIE, Criterion Health Strategies,
         Inc. and Brenton L. Teveit (filed as Exhibit 2.1 to the Company's
         Current Report on Form 8-K dated June 13, 1997 (Commission File No.
         0-27056), and incorporated herein by reference).

10.6     Agreement dated June 13, 1997 between HIE, Criterion Health
         Strategies, Inc. and J. Edward Pearson, Jr. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 13, 1997
         (Commission File No. 0-27056), and incorporated herein by reference).

10.7 First Amendment to Option Agreement dated December 31, 1997 between HIE and The Southern Venture Fund II, L.P. (filed as Exhibit 2.1 to the
         Company's Current Report on Form 8-K dated December 31, 1997
         (Commission File No. 0-27056), and incorporated herein by reference).

10.8 Amended and Restated Stock Purchase Warrant dated December 31, 1997 between HIE and The Southern Venture Fund II, L.P. (filed as Exhibit
         2.2 to the Company's Current Report on Form 8-K dated December 31, 1997
         (Commission File No. 0-27056), and incorporated herein by reference).

10.9     Agreement and Plan of Merger dated May 12, 1998 by and among HIE, HIE
         Acquisition Corporation, HUBLink, Inc. and Mark D. Shary (filed as
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 12,
         1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.10    Private Placement and Registration Rights Agreement dated as of May 12,
         1998 among HIE and each of the HUBLink Parties (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 12, 1998 (Commission
         File No. 0-27056), and incorporated herein by reference).

10.11    Loan and Security Agreement dated August 3, 1998 between HIE and
         Silicon Valley Bank.

10.12    Loan Modification Agreement dated November 13, 1998 between HIE and
         Silicon Valley Bank.

10.13    Value Added Marketing Agreement dated September 8, 1998 between HIE and
         HBO & Company of Georgia (Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Commission pursuant to Rule 24b-2 under the Exchange
         Act. The redacted material was filed separately with the Commission.).

10.14 First Amendment to Value Added Marketing Agreement dated March 3, 1999 between HIE and HBO & Company of Georgia.

10.15*   HIE Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment
         No. 1 to the Company's Registration Statement on Form S-1 (Registration
         No. 33-96478), and incorporated herein by reference).

10.16*   Form of Director Agreement under HIE Adjustment Stock Option Plan
         (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.17*   HIE Stock Option Plan I (filed as Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
         (Commission File No. 0-27056), and incorporated herein by reference).

10.18* Form of Agreement under HIE Stock Option Plan I (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.19*   HIE Restated Stock Option Plan Two (filed as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.20*   Form of Agreement under HIE Restated Stock Option Plan Two (filed as
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.21*   Non-employee Director Stock Option Plan (filed as Exhibit 10.8 to the
         Company's Registration Statement on Form S-1 (Registration No.
         33-96478), and incorporated herein by reference).

10.22* Form of Agreement under Non-employee Director Stock Option Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.23*   Non-employee Directors Stock Plan (filed as Exhibit 10.9 to the
         Company's Registration Statement on Form S-1 (Registration No.
         33-96478), and incorporated herein by reference).


10.24    Nonqualified Stock Option Plan (filed as Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
         (Commission File No. 0-27056), and incorporated herein by reference).

11       Statement of Computation of Per Share Earnings (Loss).

21       Subsidiaries of the Company.

23       Consent of KPMG LLP.

27       Financial Data Schedule (for purposes of the Commission only).

------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         (b)      Reports on Form 8-K:

         During the quarter ended December 31, 1998, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HIE, INC.

                                        By:/s/ Robert I. Murrie
                                           ---------------------------------
                                           Robert I. Murrie
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                                                       Date
---------                               -----                                                       ----
/s/ Parker H. Petit                     Chairman of the Board of Directors                    March 31, 1999
---------------------------------
Parker H. Petit

/s/ Robert I. Murrie                    Director, President and Chief Executive Officer       March 31, 1999
---------------------------------       (Principal Executive Officer)
Robert I. Murrie

/s/ J. Edward Pearson, Jr.              Senior Vice President - Finance, Chief Financial      March 31, 1999
---------------------------------       Officer, Treasurer and Secretary (Principal
J. Edward Pearson, Jr.                  Financial Officer)


/s/ Joseph A. Blankenship               Vice President - Controller, Chief Accounting         March 31, 1999
---------------------------------       Officer, Assistant Treasurer and Assistant
Joseph A. Blankenship                   Secretary (Principal Accounting Officer)

/s/ Joseph G. Bleser                    Director                                              March 31, 1999
---------------------------------
Joseph G. Bleser

/s/ J. Terry Dewberry                   Director                                              March 31, 1999
---------------------------------
J. Terry Dewberry

/s/ William J. Gresham, Jr.             Director                                              March 31, 1999
---------------------------------
William J. Gresham, Jr.

/s/ Charles R. Hatcher, Jr.             Director                                              March 31, 1999
---------------------------------
Charles R. Hatcher, Jr.

/s/ Scott A. Jones                      Director                                              March 26, 1999
---------------------------------
Scott A. Jones

/s/ John W. Lawless                     Director                                              March 24, 1999
---------------------------------
John W. Lawless

/s/ Carl E. Sanders                     Director                                              March 31, 1999
---------------------------------
Carl E. Sanders

/s/ Mark D. Shary                       Director                                              March 23, 1999
---------------------------------
Mark D. Shary

/s/ Donald W. Weber                     Director                                              March 31, 1999
---------------------------------
Donald W. Weber


                          Independent Auditors' Report

The Board of Directors and Shareholders
HIE, Inc.

         Under date of January 26, 1999, we reported on the consolidated balance sheets of HIE, Inc. (formerly Healthdyne Information Enterprises, Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                     KPMG LLP

Atlanta, Georgia
January 26, 1999

                                                                     SCHEDULE II

                           HIE, INC. AND SUBSIDIARIES
               (FORMERLY HEALTHDYNE INFORMATION ENTERPRISES, INC.)
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)



                                                     Balance                                             Balance
                                                       at       Charged to                                  at
                                                    Beginning    Costs and      Other                     End of
                                                    of Period    Expenses     Additions   Deductions      Period
                                                   ------------ ------------ ------------ ------------ -------------

Allowance for Doubtful Accounts:
Year Ended December 31, 1996                          $   85       $  383       $   --       $  143       $  325

Year Ended December 31, 1997                          $  325       $  445       $   --       $  144       $  626

Year Ended December 31, 1998                          $  626       $  270       $   --       $  176       $  720

                                Index to Exhibits

         Periodic reports, proxy statements and other information filed by HIE with the Commission pursuant to the informational requirements of the Exchange Act may be inspected and copied at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding HIE. HIE's SEC file number reference is Commission File No. 0-27056.

Exhibit
Number   Description
------   -----------

2.1      Distribution Agreement between Healthdyne and HIE (filed as Exhibit
         2.1 to Amendment No. 1 to the Company's Registration Statement on
         Form S-1 (Registration No. 33-96478), and incorporated herein by reference).

3.1      Amended and Restated Articles of Incorporation of HIE.

3.2      By-Laws of HIE, as amended (filed as Exhibit 3.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
         (Commission File No. 0-27056), and incorporated herein by reference).

4        Rights Agreement dated October 23, 1995 between HIE and SunTrust Bank
         (filed as Exhibit 4 to Amendment No. 1 to the Company's Registration
         Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).

10.1     Tax Indemnity Agreement between Healthdyne and HIE (filed as Exhibit
         10.2 to Amendment No. 1 to the Company's Registration Statement on
         Form S-1 (Registration No. 33-96478), and incorporated herein by reference).

10.2     Tax Disaffiliation Agreement between Healthdyne and HIE (filed as
         Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).

10.3     License Agreement between Healthdyne and HIE (filed as Exhibit 10.4 to
         Amendment No. 1 to the Company's Registration Statement on Form S-1
         (Registration No. 33-96478), and incorporated herein by reference).

10.4     Option Agreement dated December 18, 1996 between HIE and The Southern
         Venture Fund II, L.P. (filed as Exhibit 10.16 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1996 (Commission
         File No. 0-27056), and incorporated herein by reference).

10.5     Agreement dated June 13, 1997 between HIE, Criterion Health Strategies,
         Inc. and Brenton L. Teveit (filed as Exhibit 2.1 to the Company's
         Current Report on Form 8-K dated June 13, 1997 (Commission File No.
         0-27056), and incorporated herein by reference).

10.6     Agreement dated June 13, 1997 between HIE, Criterion Health Strategies,
         Inc. and J. Edward Pearson, Jr. (filed as Exhibit 2.2 to the Company's
         Current Report on Form 8-K dated June 13, 1997 (Commission File No.
         0-27056), and incorporated herein by reference).

10.7 First Amendment to Option Agreement dated December 31, 1997 between HIE and The Southern Venture Fund II, L.P. (filed as Exhibit 2.1 to the
         Company's Current Report on Form 8-K dated December 31, 1997
         (Commission File No. 0-27056), and incorporated herein by reference).

10.8 Amended and Restated Stock Purchase Warrant dated December 31, 1997 between HIE and The Southern Venture Fund II, L.P. (filed as Exhibit
         2.2 to the Company's Current Report on Form 8-K dated December 31, 1997
         (Commission File No. 0-27056), and incorporated herein by reference).

10.9     Agreement and Plan of Merger dated May 12, 1998 by and among HIE, HIE
         Acquisition Corporation, HUBLink, Inc. and Mark D. Shary (filed as
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 12,
         1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.10    Private Placement and Registration Rights Agreement dated as of May 12,
         1998 among HIE and each of the HUBLink Parties (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 12, 1998 (Commission
         File No. 0-27056), and incorporated herein by reference).

10.11    Loan and Security Agreement dated August 3, 1998 between HIE and
         Silicon Valley Bank.

10.12    Loan Modification Agreement dated November 13, 1998 between HIE and
         Silicon Valley Bank.

10.13    Value Added Marketing Agreement dated September 8, 1998 between HIE and
         HBO & Company of Georgia (Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Commission pursuant to Rule 24b-2 under the Exchange
         Act. The redacted material was filed separately with the Commission.).

10.14 First Amendment to Value Added Marketing Agreement dated March 3, 1999 between HIE and HBO & Company of Georgia.

10.15*   HIE Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment
         No. 1 to the Company's Registration Statement on Form S-1 (Registration
         No. 33-96478), and incorporated herein by reference).

10.16*   Form of Director Agreement under HIE Adjustment Stock Option Plan
         (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.17*   HIE Stock Option Plan I (filed as Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
         (Commission File No. 0-27056), and incorporated herein by reference).

10.18* Form of Agreement under HIE Stock Option Plan I (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.19*   HIE Restated Stock Option Plan Two (filed as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.20*   Form of Agreement under HIE Restated Stock Option Plan Two (filed as
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.21*   Non-employee Director Stock Option Plan (filed as Exhibit 10.8 to the
         Company's Registration Statement on Form S-1 (Registration No.
         33-96478), and incorporated herein by reference).

10.22* Form of Agreement under Non-employee Director Stock Option Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.23*   Non-employee Directors Stock Plan (filed as Exhibit 10.9 to the
         Company's Registration Statement on Form S-1 (Registration No.
         33-96478), and incorporated herein by reference).

10.24    Nonqualified Stock Option Plan (filed as Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
         (Commission File No. 0-27056), and incorporated herein by reference).

11       Statement of Computation of Per Share Earnings (Loss).

21       Subsidiaries of the Company.

23       Consent of KPMG LLP.

27       Financial Data Schedule (for purposes of the Commission only).

------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.