Form 10-Q
period 1999-03-31
HIE INC
filed 1999-05-14
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                                       or

         Transition Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the transition period from ______________ to
         _______________.

Commission file number 0-27056


                                   HIE, Inc.
                                   ---------
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

The number of shares outstanding of the issuer's only class of Common Stock, $
 .01 par value, together with associated preferred stock purchase rights (the "Common Stock"), as of May 10, 1999 was 25,324,724 shares.

                      Exhibit Index is on Page 15 herein.

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
HIE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                                                     March 31,        December 31,
                                                                                       1999               1998
                                                                                     ---------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $  1,978          $  3,167
  Trade accounts receivable, less allowance of $720 at March 31, 1999
    and December 31, 1998                                                               12,780            12,295
  Other current assets                                                                   2,616             2,555
                                                                                      --------          --------
    Total current assets                                                                17,374            18,017

Purchased software, net of accumulated amortization of $1,449 and
 $1,341 at March 31, 1999 and December 31, 1998, respectively                            1,857             1,946
Capitalized software development costs, net of accumulated
 amortization of $416 and $329 at March 31, 1999 and
 December 31, 1998, respectively                                                         1,924             1,606
Property and equipment, net of accumulation depreciation of $2,413
 and $2,194 at March 31, 1999 and December 31, 1998, respectively                        2,673             2,289
Excess of cost over net assets of businesses acquired, less
 accumulated amortization of $2,779 and $2,611 at March 31, 1999
 and December 31, 1998, respectively                                                     7,391             7,535
Other assets                                                                               120               142
                                                                                      --------          --------
    Total assets                                                                      $ 31,339          $ 31,535
                                                                                      ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt and capital lease obligations                $  2,922          $  2,911
  Accounts payable, principally trade                                                    1,823             1,276
  Accrued liabilities                                                                    2,336             1,718
  Deferred service revenue                                                               4,662             4,690
                                                                                      --------          --------
    Total current liabilities                                                           11,743            10,595
Other liabilities                                                                          529               642
                                                                                      --------          --------
    Total liabilities                                                                   12,272            11,237

Shareholders' equity:
  Preferred stock, without par value. Authorized 20,000 shares;
    designated Series A cumulative preferred stock 500 shares;
    issued none                                                                             --                --
  Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 25,325 and 24,972 shares at March 31, 1999
    and December 31, 1998, respectively                                                    253               250
  Additional paid-in capital                                                            41,835            41,301
  Accumulated deficit                                                                  (23,021)          (21,253)
                                                                                      --------          --------
Shareholders' equity                                                                    19,067            20,298
                                                                                      --------          --------
    Total liabilities and shareholders' equity                                        $ 31,339          $ 31,535
                                                                                      ========          ========

See accompanying Notes to Condensed Consolidated Financial Statements.

HIE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                    1999                1998
                                                                  --------            --------
Revenue:
   Software                                                       $    981            $  1,979
   Services and other                                                4,264               3,222
                                                                  --------            --------
Total revenue                                                        5,245               5,201
                                                                  --------            --------

Cost of revenue:
   Software                                                            251                 222
   Services and other                                                2,294               1,565
                                                                  --------            --------
Total cost of revenue                                                2,545               1,787
                                                                  --------            --------

Gross profit                                                         2,700               3,414
                                                                  --------            --------

Operating expenses:
   Sales and marketing                                               1,747               1,421
   Research and development                                            981                 968
   General and administrative                                        1,639               1,231
                                                                  --------            --------
Total operating expenses                                             4,367               3,620
                                                                  --------            --------

Operating loss                                                      (1,667)               (206)
Interest income (expense), net                                        (101)                 (7)
                                                                  --------            --------

Loss before taxes                                                   (1,768)               (213)

Income tax expense                                                      --                (144)
                                                                  --------            --------

Net loss                                                          $ (1,768)           $   (357)
                                                                  ========            ========

Shares used in the calculation of net loss per share                25,223              23,602
                                                                  ========            ========

Net loss per share of common stock                                $  (0.07)           $  (0.02)
                                                                  ========            ========

See accompanying Notes to Condensed Consolidated Financial Statements.

HIE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                              1999                1998
                                                                            --------            --------
Cash flows from operating activities:
 Net loss                                                                   $ (1,768)           $   (357)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                 582                 526
   Compensation related to stock options, net                                     --                  22
   Increase in trade accounts receivable                                        (485)             (1,197)
   Increase in other current assets                                              (61)               (112)
   Increase in trade accounts payable                                            547                 292
   Increase (decrease) in accrued liabilities                                    618                (434)
   Increase (decrease) in deferred revenue                                       (28)                803
                                                                            --------            --------
     Net cash used in operating activities                                      (595)               (457)
                                                                            --------            --------

Cash flows from investing activities:
 Purchased software                                                              (19)               (137)
 Capitalized software development costs                                         (405)               (252)
 Capital expenditures                                                           (603)                (42)
 Change in other non-current assets and liabilities, net                          (2)                 (8)
                                                                            --------            --------
     Net cash used in investing activities                                    (1,029)               (439)
                                                                            --------            --------

Cash flows from financing activities:
 Principal payments on long-term debt, net                                      (102)             (2,870)
 Net repayments under line of credit                                              --                 (48)
 Proceeds from issuances of common stock                                         537                 241
                                                                            --------            --------
     Net cash provided by (used in) financing activities                         435              (2,677)
                                                                            --------            --------

Net decrease in cash and cash equivalents                                     (1,189)             (3,573)

Cash and cash equivalents at beginning of year                                 3,167               7,777
                                                                            --------            --------

Cash and cash equivalents at end of year                                    $  1,978            $  4,204
                                                                            ========            ========


See accompanying Notes to Condensed Consolidated Financial Statements.

HIE, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


1.       Accounting Policies

         The condensed consolidated financial statements include the accounts of HIE, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

         The information contained in the financial statements is unaudited. The statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

         All such adjustments are of a normal, recurring nature. The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

         Certain prior year amounts have been reclassified to conform to current year classifications.

2.       Merger

         On May 12, 1998, the Company completed a stock-for-stock merger (the "Merger") with HUBLink, Inc. ("HUBLink") a privately-held integration software tool company. In connection with the Merger, the Company issued an aggregate of 2,800 shares of its Common Stock. The business combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the Merger have been restated to include the accounts and results of operations of HUBLink. In addition, the Company issued 100 shares of its Common Stock to a financial advisor, which was engaged by HUBLink to assist with possible business combinations.

         The results of operations previously reported by the separate enterprises prior to the combination and the combined amounts included in the accompanying consolidated condensed financial statements are summarized below:

                                                       Three Months
                                                          Ended
                                                      March 31, 1998
                                                      --------------
                                                        (Unaudited)
             Revenue:
               HIE                                        $ 4,701
               HUBLink                                        500
                                                          -------
                 Combined revenue                         $ 5,201
                                                          =======

             Net earnings (loss):
               HIE                                        $   352
               HUBLink                                       (709)
                                                          -------
                 Combined net loss                        $  (357)
                                                          =======

3.       Debt

         In August 1998, the Company entered into a new $5.0 million line of credit (the "Credit Facility") with Silicon Valley Bank (the "Bank") of which $4.1 million was available for borrowing under the borrowing base

HIE, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
(Unaudited)
(In thousands, except per share data)


         limitation at March 31, 1999. The balance outstanding under the Credit Facility was $2.5 million on March 31, 1999. The Credit Facility is for a one-year term, with borrowings bearing interest at the bank's prime rate plus 1% (8.75% at March 31, 1999). The Company plans to maintain the $5.0 million line of credit for unanticipated needs and financial flexibility. The Company was in default of two of the line of credit financial covenants under the Credit Facility at March 31, 1999: (1) quarterly profitability; and (2) the minimum Quick Ratio, defined therein. The Company and the Bank reached an agreement whereby the Bank waived these defaults, the interest rate increased by 0.5% annually and the line of credit is secured by the Company's intellectual property.

4.       Shareholders' Equity

         On December 31, 1997, HIE issued warrants to purchase 50 shares of HIE common stock, at $1.59 per share, and 416 shares of HIE common stock to The Southern Venture Fund II, L.P. ("SVFII") (Massey Burch) in exchange for 50% equity ownership interest in Criterian Health Strategies, Inc. ("CHS"). In January 1999, SVFIT exercised the warrants to purchase 42 shares of HIE common stock.

5.       Segment Information

         The Company's reportable segments are strategic business units that offer different products and services. During 1998, the Company operated in two segments: (i) the licensing of integration software products and performance of related integration services ("Software") and (ii) the providing of consulting services related to information systems integration for healthcare organizations ("Consulting"). Prior to 1998, the Consulting business did not separately exist. On December 31, 1998, the Consulting business was sold (see note 3 of the Company's 1998 Annual Report filed on Form 10-K with the Securities and Exchange Commission). The Company evaluates performance of the segments based on revenues and operating earnings (loss) of the segments. Segment information for the three months ended March 31, 1998 is as follows:


                                                       Three Months
                                                          Ended
                                                      March 31, 1998
                                                      --------------
                                                        (Unaudited)
             Revenue:
               Software                                   $ 4,195
               Consulting                                   1,006
                                                          -------
                 Total revenue                            $ 5,201
                                                          =======

             Operating earnings (loss):
               Software                                   $  (353)
               Consulting                                     147
                                                          -------
                 Operating loss                           $  (206)
                                                          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Actual results may differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in "Item 1. Business -- Factors That May Affect Future Performance" in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission(the "Commission"). By making these forward-looking statements, HIE, Inc. does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Commission under the Federal securities laws.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (1) the Company's total revenue and (2) unless otherwise indicated, the percentage of total revenue for each component included in the Company's Condensed Consolidated Statements of Operations (unaudited):

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                   1999                    1998
                                                                                  -------                -------

Total HIE revenue (in thousands)                                                  $ 5,245                $ 5,201
                                                                                  =======                =======

Revenue:
  Software                                                                             19%                    38%
  Services and other                                                                   81%                    62%
                                                                                  -------                -------
Total revenue                                                                         100%                   100%

Cost of revenue:
  Software (as a percentage of software revenue)                                       26%                    11%
  Services and other (as a percentage of services and other revenue)                   54%                    49%
Total cost of revenue                                                                  49%                    34%
                                                                                  -------                -------

Gross profit                                                                           51%                    66%
                                                                                  -------                -------

Operating expenses:
  Sales and marketing                                                                  33%                    27%
  Research and development                                                             19%                    19%
  General and administrative                                                           31%                    24%
                                                                                  -------                -------
Total operating expenses                                                               83%                    70%

Operating loss                                                                        (32)%                   (4)%

Interest income (expense), net                                                         (2)%                   (0)%
                                                                                  -------                -------

Loss before income taxes                                                              (34)%                   (4)%

Income tax expense                                                                      0%                    (3)%
                                                                                  -------                -------

Net loss                                                                              (34)%                   (7)%
                                                                                  =======                =======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUE. Revenue remained relatively consistent at $5.2 million for the three months ended March 31, 1999 and 1998. The Company experienced a decrease in software revenue offset by an increase in services and other revenue.

         Software. Software revenue decreased 50% to $1.0 million for the three months ended March 31, 1999 from $2.0 million for the three months ended March 31, 1998. As a percentage of total revenue, software revenue decreased to 19% in the three months ended March 31, 1999 from 38% in the three months ended March 31, 1998. The dollar decrease in software revenue was attributable to a decline in the Company's direct sales to distributors during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. In addition, the Company did not establish any new distributor relationships and experienced a decline in direct sales to end-users. The decrease in software revenue as a percentage of total revenue resulted from the decrease in software revenue previously discussed and the increase in service revenue discussed below.

         Services and other. Services and other revenue increased 32% to $4.3 million for the three months ended March 31, 1999 from $3.2 million for the three months ended March 31, 1998. Services and other revenue as a percentage of total revenue increased to 81% for the three months ended March 31, 1999 from 62% for the three months ended March 31, 1998. The dollar increase in services and other revenue was primarily due to an increase in the sale and completion of projects. The increase in services and other revenue as a percentage of total revenue resulted primarily from the decrease in software revenue.

COST OF REVENUE. Total cost of revenue increased 42% to $2.5 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998.

         Software. Cost of software revenue increased 13% to $251,000 for the three months ended March 31, 1999 from $222,000 for the three months ended March 31, 1998. As a percentage of software revenue, cost of software revenue increased to 26% for the three months ended March 31, 1999 from 11% for the three months ended March 31, 1998. Cost of software remained relatively flat due to the amortization of capitalized software and purchased software. The increase in cost of software as a percentage of software revenue was a result of decreased software sales during the three months ended March 31, 1999 compared to March 31, 1998 previously discussed.

         Services and other. Cost of services and other revenue increased 47% to $2.3 million for the three months ended March 31, 1999 from $1.6 million for the three months ended March 31, 1998. As a percentage of services and other revenue, cost of services and other revenue increased to 54% for the three months ended March 31, 1999 from 49% for the three months ended March 31, 1998. The dollar increase in cost of services and other revenue was attributable to an increase in personnel needed to complete service projects. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to an increase in service personnel and the related startup time to train and educate new staff.

OPERATING EXPENSES:

         Sales and marketing. Sales and marketing expenses increased 23% to $1.7 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998. Sales and marketing expense as a percentage of total revenue increased to 33% for the three months ended March 31, 1999 from 27% for the three months ended March 31, 1998. The dollar increase in sales and marketing was primarily due to addition of sales personnel to market solutions developed for new vertical markets other than the healthcare market. The increase in sales and marketing expenses as a percentage of total revenue was primarily attributable to a decrease in software sales for the three months ended March 31, 1999.

         Research and development. Research and development expenses remained relatively consistent at $1.0 million for the three months ended March 31, 1999 and 1998. Research and development expenses as a percentage of total revenue was 19% for the three months ended March 31, 1999 and 1998. Research and development increased due to an increase in development costs for solutions in vertical markets other than the healthcare market.

This increase was partially offset by an increase in capitalization of costs related to internally developed software costs of $405 for the three months ended March 31, 1999 from $252 for the three months ended March 31, 1998.

         General and administrative. General and administrative expenses increased 33% to $1.6 million for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998. General and administrative expenses as a percentage of revenue increased to 31% for the three months ended March 31, 1999 from 24% for the three months ended March 31, 1998. The dollar increase in general and administrative expenses was primarily due to increased human resources and facility costs related to staffing increases. The increase in general and administrative expenses as a percentage of total revenue was primarily due to the decrease in software sales for the three months ended March 31, 1999.

INTEREST INCOME (EXPENSE), NET. Net interest expense increased $94,000 to $101,000 for the three months ended March 31, 1999 from $7,000 for the three months ended March 31, 1998. The increase in interest expense resulted from lower cash balances during the three months ended March 31, 1999.

INCOME TAX (EXPENSE) BENEFIT. The Company did not record any income tax benefit for the three months ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $5.6 million at March 31, 1999 compared to $7.4 million at December 31, 1998. The working capital decrease was primarily attributable to operating losses, purchases of computer equipment and furniture and investment in internally developed software during the three months ended March 31, 1999.

         Net cash used in operating activities totaled $595,000 for the three months ended March 31, 1999 compared to net cash used of $457,000 for the three months ended March 31, 1998. The cash used in operating activities was primarily a result of operating losses and an increase in accounts receivable partially offset by increases in accounts payable and accrued expenses.

         Net cash used in investing activities was $1.0 million for the three months ended March 31, 1999 compared to net cash used in investing activities of $439,000 for the three months ended March 31, 1998. This increase of $590 was due to expenditures for computer equipment and furniture due to increased client services personnel.

         Net cash provided by financing activities was $435,000 for the three months ended March 31, 1999 compared to net cash used in financing activities of $2.7 million for the three months ended March 31, 1998. Net cash provided by financing activities resulted from exercises of stock options and warrants during the three months ended March 31, 1999. The variance from the three months ended March 31, 1998 was due to principal payments of long-term debt of $2.9 million during the three months ended March 31, 1998.

         In August 1998, the Company entered into a $5.0 million line of credit (the "Credit Facility") with Silicon Valley Bank (the "Bank"). The Company was in default of two of the line of credit financial covenants under the Credit Facility at March 31, 1999: (1) quarterly profitability; and (2) the minimum Quick Ratio, defined therein. The Company and the Bank reached an agreement whereby the Bank waived these defaults, the interest rate increased by 0.5% annually and the line of credit is secured by the Company's intellectual property.

         Based on the Company's business plan and business model projections, the Company believes that currently available cash, anticipated cash flow from operating activities, especially the collection of accounts receivable, and cash available from the line of credit mentioned above will be sufficient to meet the Company's capital requirements for at least the next twelve months and for the foreseeable future.

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

         Internal IT and non-IT systems. HIE is in the process of implementing new software for its accounting, internal network and timekeeping functions in order to consolidate various systems under its new strategic direction and integrate HUBLink's operations. Representations made by software vendors for these new systems, including Year 2000 readiness, will be validated at the completion of that implementation, which is expected to be mid 1999. Non-IT systems, such as telecommunications systems, as well as existing IT systems have been assessed and are currently in remediation.

         Other third parties. HIE has surveyed with a questionnaire material vendors and suppliers of systems used by HIE for internal IT and research and development in order to determine the extent to which HIE is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems and resolve such problems to the extent practicable. HIE expects the assessment to be complete in mid 1999 and will take the necessary remediation action, including changing to vendors who are Year 2000 compliant or installing internal IT systems, to minimize the Year 2000 non-compliance risk with respect to third parties. HIE has not conducted a Year 2000 survey of the distributors and financial institutions with whom it has material relationships.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company currently maintains all cash in United States dollars in highly liquid, interest-bearing, investment-grade instruments with maturities of less than three months, which the Company considers cash equivalents; therefore the Company has no "market risk sensitive investments," and no disclosure is required under this Item.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds.

         On December 18, 1996, the Company issued a warrant to purchase up to 50,000 shares of the Company's common stock to The Southern Venture Fund II, L.P. ("SVFII") (Massey Burch). On December 31, 1997, the Company amended and restated this warrant (as so amended and restated, the "Warrant") to change the per share exercise price from $4.5625 to the average of the closing prices of the Common Stock as quoted on the Nasdaq National Market for the five trading days prior to December 31, 1997, or approximately $1.59. In January 1999, SVFII exercised the Warrant in full through a cashless exercise. As a result, the Company issued 41,598 shares of its common stock to SVFII. The issuance of shares of HIE common stock upon exercise of the Warrant was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. In addition, the SVFII was sophisticated and had access to information about the Company.

Item 3.  Defaults Upon Senior Securities.

         The Company was in default of two of the line of credit financial covenants under the Credit Facility at March 31, 1999: (1) quarterly profitability; and (2) the minimum Quick Ratio, defined therein. The Company and the Bank reached an agreement whereby the Bank waived these defaults, the interest rate increased by 0.5% annually and the line of credit is secured by the Company's intellectual property.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit No.           Description
              -----------           -----------

               3                    By-laws of HIE, Inc.

              11                    Statements of Computation of Per Share Loss.

              27                    Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         During the quarter ended March 31, 1999 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      HIE, Inc.

May 14, 1999          By:  /s/ Joseph A. Blankenship
                         ----------------------------------------
                          Joseph A. Blankenship
                          Vice President - Controller, Chief Accounting Officer, Assistant Treasurer and Assistant Secretary (duly authorized officer and principal accounting officer)

EXHIBIT INDEX

               Exhibit No.          Description
               -----------          -----------

                3                   By-laws of HIE, Inc.

               11                   Statements of Computation of Per Share Loss.

               27                   Financial Data Schedule (for SEC use only).