Form 10-Q
period 1999-06-30
HIE INC
filed 1999-08-13
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to ____________________.

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

                            YES [X]      NO  [ ]

The number of shares outstanding of the Company's Common Stock, $ .01 par value per share, together with associated preferred stock purchase rights (the "Common Stock"), as of August 2, 1999 was 25,374,359 shares.

                       Exhibit Index is on Page 17 herein.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
HIE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1999             1998
                                                                               -----------      ------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  2,387         $  3,167
  Trade accounts receivable, less allowance of $796 and $720 at June 30,
    1999 and December 31, 1998, respectively                                        12,314           12,295
  Other current assets                                                               2,209            2,555
                                                                                  --------         --------
    Total current assets                                                            16,910           18,017

Purchased software, net of accumulated amortization of $1,578 and $1,341
  at June 30, 1999 and December 31, 1998, respectively                               1,609            1,946
Capitalized software development costs, net of accumulated amortization
  of $560 and $329 at June 30, 1999 and December 31, 1998, respectively              2,144            1,606
Property and equipment, net of accumulation depreciation of $2,675 and
  $2,194 at June 30, 1999 and December 31, 1998, respectively                        3,028            2,289
Excess of cost over net assets of businesses acquired, less accumulated amortization of $2,947 and $2,611 at June 30, 1999 and December 31,
  1998, respectively                                                                 7,223            7,535
Other assets                                                                           112              142
                                                                                  --------         --------
    Total assets                                                                  $ 31,026         $ 31,535
                                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt and capital lease obligations            $  3,939         $  2,911
  Accounts payable, principally trade                                                2,106            1,276
  Accrued liabilities                                                                1,918            1,718
  Deferred service revenue                                                           4,792            4,690
                                                                                  --------         --------
    Total current liabilities                                                       12,755           10,595
Long-term debt and obligations under capital leases, excluding current
 installments                                                                          392              642
                                                                                  --------         --------
    Total liabilities                                                               13,147           11,237
                                                                                  --------         --------

Shareholders' equity:
  Preferred stock, without par value. Authorized 20,000 shares; designated
    Series A cumulative preferred stock 500 shares; issued none                         --               --
  Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 25,343 and 24,972 shares at June 30, 1999 and December 31,
    1998, respectively                                                                 253              250
  Additional paid-in capital                                                        41,899           41,301
  Accumulated deficit                                                              (24,273)         (21,253)
                                                                                  --------         --------
Shareholders' equity                                                                17,879           20,298
                                                                                  --------         --------
    Total liabilities and shareholders' equity                                    $ 31,026         $ 31,535
                                                                                  ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

HIE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                            ---------------------------           ---------------------------
                                              1999               1998               1999               1998
                                            --------           --------           --------           --------
Revenue:
 Software                                   $  1,187           $  2,954           $  2,173           $  4,933
 Services and other                            5,163              3,631              9,422              6,853
                                            --------           --------           --------           --------
    Total revenue                              6,350              6,585             11,595             11,786
                                            --------           --------           --------           --------

Cost of revenue:
 Software                                        307                257                558                479
 Services and other                            2,758              1,652              5,052              3,217
                                            --------           --------           --------           --------
    Total cost of revenue                      3,065              1,909              5,610              3,696
                                            --------           --------           --------           --------

Gross profit                                   3,285              4,676              5,985              8,090
                                            --------           --------           --------           --------

Operating expenses:
 Sales and marketing                           1,812              1,627              3,559              3,048
 Research and development                      1,147                950              2,128              1,918
 General and administrative                    1,495              1,448              3,134              2,679
 Merger costs                                     --                993                 --                993
                                            --------           --------           --------           --------
    Total operating expenses                   4,454              5,018              8,821              8,638
                                            --------           --------           --------           --------

Operating loss                                (1,169)              (342)            (2,836)              (548)
Interest income (expense), net                   (83)               (31)              (184)               (38)
                                            --------           --------           --------           --------

Loss before income taxes                      (1,252)              (373)            (3,020)              (586)

Income tax expense                                --                 --                 --               (144)
                                            --------           --------           --------           --------

Net loss                                    $ (1,252)          $   (373)          $ (3,020)          $   (730)
                                            ========           ========           ========           ========

Shares used in the calculation of
 net loss per share                           25,326             23,767             25,274             23,697
                                            ========           ========           ========           ========

Net loss per share of common stock          $  (0.05)          $  (0.02)          $  (0.12)          $  (0.03)
                                            ========           ========           ========           ========

See accompanying Notes to Condensed Consolidated Financial Statements.

HIE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           -------------------------
                                                                             1999              1998
                                                                           -------           -------

Cash flows from operating activities:
  Net loss                                                                 $(3,020)          $  (730)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Merger costs                                                               --               406
     Provision for doubtful accounts                                           150               (56)
     Depreciation and amortization                                           1,285             1,118
     Compensation related to stock options, net                                 --                66
     Increase in trade accounts receivable                                    (169)           (3,109)
     Decrease (increase) in other current assets                               346               (59)
     Increase in trade accounts payable                                        980               442
     Increase (decrease) in accrued liabilities                                200              (491)
     Increase in deferred revenue                                              102               592
                                                                           -------           -------
       Net cash used in operating activities                                  (126)           (1,821)
                                                                           -------           -------

Cash flows from investing activities:
  Purchased software                                                           (50)             (301)
  Capitalized software development costs                                      (769)             (713)
  Capital expenditures                                                      (1,220)             (159)
  Change in other non-current assets and liabilities, net                        6               (34)
                                                                           -------           -------
       Net cash used in investing activities                                (2,033)           (1,207)
                                                                           -------           -------

Cash flows from financing activities:
  Principal payments on long-term debt, net                                   (222)               --
  Net borrowings (repayments) under line of credit                           1,000            (2,996)
  Proceeds from issuances of common stock                                      601               308
                                                                           -------           -------
       Net cash provided by (used in) financing activities                   1,379            (2,688)
                                                                           -------           -------

Net decrease in cash and cash equivalents                                     (780)           (5,716)

Cash and cash equivalents at beginning of period                             3,167             7,777
                                                                           -------           -------

Cash and cash equivalents at end of period                                 $ 2,387           $ 2,061
                                                                           =======           =======

Supplemental disclosures of cash paid for:
  Interest                                                                 $   184           $    38
                                                                           =======           =======

See accompanying Notes to Condensed Consolidated Financial Statements.

HIE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998
(UNAUDITED)


1.       Accounting Policies

         The Condensed Consolidated Financial Statements as of June 30, 1999 and for the three months and six months ended June 30, 1999 are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year. The condensed consolidated financial statements include the accounts of HIE, Inc. and subsidiaries (the "Company").

         These Condensed Consolidated Financial Statements should be read in conjunction with the Company's consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

         The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year classifications.

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no "other comprehensive income" to report for the six months ended June 30, 1999 and 1998.

2.       Debt

         In August 1998, the Company entered into a $5.0 million line of credit (the "Credit Facility") with Silicon Valley Bank (the "Bank") of which $4.0 million was available for borrowing under the borrowing under the borrowing base limitation at June 30, 1999. The Credit Facility was for a one-year term, with borrowings bearing interest at the Bank's prime rate plus 1% (subsequently increased to the Bank's prime rate plus 1.5%). The balance outstanding under the Credit Facility was $3.5 million on June 30, 1999.

         At June 30, 1999, the Company was in default of two of the line of credit financial covenants under the Credit Facility: (1) quarterly profitability; and (2) the minimum Quick Ratio, defined therein. Subsequent to June 30, 1999, the Company and the Bank amended the Credit Facility whereby the Bank waived the defaults, the interest rate was increased by 0.5% and extended the term of the Credit Facility to September 30, 1999. The Company will be required to meet certain covenants under the agreement, including but not limited to (1) certain monthly financial ratios (2) quarterly profit and loss covenants. The line of credit is secured by the Company's intellectual property.

3.       Shareholders' Equity

         On December 31, 1997, HIE issued warrants to purchase 50,000 shares of HIE common stock, at $1.59 per share, and 41,600 shares of HIE common stock to The Southern Venture Fund II, L.P. ("SVFII") (Massey Burch) in exchange for 50% equity ownership interest in Criterian Health Strategies, Inc. ("CHS"). In January 1999, SVFII exercised the warrants to purchase 41,600 shares of HIE Common Stock.

4.       Segment Information

         The Company's reportable segments are strategic business units that offer different products and services.

HIE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998
(UNAUDITED)


         During 1998, the Company operated in two segments: (i) the licensing of integration software products and performance of related integration services ("Software") and (ii) the providing of consulting services related to information systems integration for healthcare organizations ("Consulting"). Prior to 1998, the Consulting business did not separately exist. On December 31, 1998, the Consulting business was sold (see note 3 of the Company's 1998 Annual Report filed on Form 10-K with the Securities and Exchange Commission). The Company evaluates performance of the segments based on revenues and operating earnings
         (loss) of the segments. Segment information for the three and six months ended June 30, 1998 is as follows (in thousands):

                                                   Three Months       Six Months
                                                      Ended             Ended
                                                 June 30, 1998      June 30, 1998
                                                 --------------     -------------
                                                           (Unaudited)
               Revenue:
                 Software                          $ 5,645           $  9,871
                 Consulting                            940              1,915
                                                   -------           --------
                   Total revenue                   $ 6,585           $ 11,786
                                                   =======           ========

               Operating earnings (loss):
                 Software                          $  (364)          $   (961)
                 Consulting                             22                413
                                                   -------           --------
                   Operating loss                  $  (342)          $   (548)
                                                   =======           ========




6.       Major Customer

         One distributor accounted for 11% of the Company's total revenue for the three months ended June 30, 1999. Revenue from international sales was approximately 15% and 16% of the Company's total revenue for the three months and six months ended June 30, 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Actual results may differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in "Item 1. Business -- Factors That May Affect Future Performance" in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission"). By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Commission under the Federal securities laws.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (1) the Company's total revenue and (2) unless otherwise indicated, the percentage of total revenue for each component included in the Company's Condensed Consolidated Statements of
Operations:

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                         -------------------        --------------------
                                                          1999         1998           1999         1998
                                                         ------       ------        -------      -------
                                                                           (UNAUDITED)

Total HIE revenue (in thousands)                         $6,350       $6,585        $11,595      $11,786
                                                         ======       ======        =======      =======

Revenue:
  Software                                                   19%          45%            19%          42%
  Services and other                                         81%          55%            81%          58%
                                                         ------       ------        -------      -------
Total revenue                                               100%         100%           100%         100%

Cost of revenue:
  Software (as a percentage of software revenue)             26%           9%            26%          10%
  Services and other (as a percentage of
    services and other revenue)                              53%          45%            54%          47%
Total cost of revenue                                        48%          29%            48%          31%
                                                         ------       ------        -------      -------

Gross profit                                                 52%          71%            52%          68%
                                                         ------       ------        -------      -------

Operating expenses:
  Sales and marketing                                        29%          25%            31%          26%
  Research and development                                   18%          14%            18%          16%
  General and administrative                                 23%          22%            27%          23%
  Merger costs                                                0%          15%             0%           8%
                                                         ------       ------        -------      -------
Total operating expenses                                     70%          76%            76%          73%

Operating loss                                              (18)%         (5)%          (24)%         (5)%

Interest expense, net                                        (2)%         (1)%           (2)%         (0)%
                                                         ------       ------        -------      -------

Loss before income taxes                                    (20)%         (6)%          (26)%         (5)%

Income tax expense                                            0%           0%             0%          (1)%
                                                         ------       ------        -------      -------

Net loss                                                    (20)%         (6)%          (26)%         (6)%
                                                         ======       ======        =======      =======

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUE. Revenue decreased 4% to $6.4 million for the three months ended June 30, 1999 from $6.6 million for the three months ended June 30, 1998. The Company experienced a decrease in software revenue, which was partially offset by an increase in services and other revenue.

         Software. Software revenue decreased 60% to $1.2 million for the three months ended June 30, 1999 from $3.0 million for the three months ended June 30, 1998. As a percentage of total revenue, software revenue decreased to 19% in the three months ended June 30, 1999 from 45% for the three months ended June 30, 1998. Management believes that the dollar decrease in software revenue was attributable to the impact of the Year 2000 issue as customers or potential customers expend significant resources to correct or update their current system for Year 2000 compliance and delay purchases of new software until after the Year 2000 due to limited budgets or in order to avoid implementing a formal Year 2000 compliance program with respect to the new software. In addition, the Company experienced a decline in direct sales to end-users in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The decrease in software revenue as a percentage of total revenue resulted from the decrease in software revenue previously discussed and the increase in service revenue discussed below.

         Services and other. Services and other revenue increased 42% to $5.2 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998. Services and other revenue as a percentage of total revenue increased to 81% for the three months ended June 30, 1999 from 55% for the three months ended June 30, 1998. The dollar increase in services and other revenue was primarily due to an increase in the sale and completion of projects. The increase in services and other revenue as a percentage of total revenue resulted primarily from the decrease in software revenue.

COST OF REVENUE. Total cost of revenue increased 61% to $3.1 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998.

         Software. Cost of software revenue increased 19% to $307,000 for the three months ended June 30, 1999 from $257,000 for the three months ended June 30, 1998. As a percentage of software revenue, cost of software revenue increased to 26% for the three months ended June 30, 1999 from 9% for the three months ended June 30, 1998. Cost of software increased due to an increase in amortization of capitalized software for the three months ended June 30, 1999 compared to June 30, 1998. The increase in cost of software as a percentage of software revenue was a result of decreased software sales and the increase in amortization of capitalized software during the three months ended June 30, 1999 compared to June 30, 1998, as previously discussed.

         Services and other. Cost of services and other revenue increased 67% to $2.8 million for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998. As a percentage of services and other revenue, cost of services and other revenue increased to 53% for the three months ended June 30, 1999 from 45% for the three months ended June 30, 1998. The dollar increase in cost of services and other revenue was attributable to an increase in personnel needed to complete service projects. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to an increase in service personnel and the related startup time to train and educate new staff.

OPERATING EXPENSES:

         Sales and marketing. Sales and marketing expense increased 11% to $1.8 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. Sales and marketing expense as a percentage of total revenue increased to 29% for the three months ended June 30, 1999 from 25% for the three months ended June 30, 1998. The dollar increase in sales and marketing expense was primarily due to the addition of sales personnel to market solutions developed for new vertical markets other than the healthcare market. The increase in sales and marketing expense as a percentage of total revenue was primarily attributable the addition of sales personnel, discussed above, and to a decrease in software sales for the three months ended June 30, 1999.

         Research and development. Research and development expense increased 21% to $1.1 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998. Research and development expense as a percentage of total revenue increased to 18% for the three months ended June 30, 1999 from 14% for the three months ended June 30, 1998. Research and development expense increased due to an increase in development costs for solutions in vertical markets other than the healthcare market.

         General and administrative. General and administrative expense increased 3% to $1.5 million for the three months ended June 30, 1999. General and administrative expense as a percentage of revenue increased to 23% for the three months ended June 30, 1999 from 22% for the three months ended June 30, 1998. The increase in general and administrative expense as a percentage of total revenue was primarily due to the decrease in software sales for the three months ended June 30, 1999.

INTEREST INCOME (EXPENSE), NET. Net interest expense increased $52,000 to $83,000 for the three months ended June 30, 1999 from $31,000 for the three months ended June 30, 1998. The increase in interest expense resulted from a higher line of credit balance during the three months ended June 30, 1999.

INCOME TAX (EXPENSE) BENEFIT. The Company did not record any income tax benefit for the three months ended June 30, 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUE. Revenue decreased 2% to $11.6 million for the six months ended June 30, 1999 from $11.8 million for the six months ended June 30, 1998. The Company experienced a decrease in software revenue, which was partially offset by an increase in services and other revenue.

         Software. Software revenue decreased 56% to $2.2 million for the six months ended June 30, 1999 from $4.9 million for the six months ended June 30, 1998. As a percentage of total revenue, software revenue decreased to 19% in the six months ended June 30, 1999 from 42% for the six months ended June 30, 1998. Management believes that the dollar decrease in software revenue was attributable to the impact of the Year 2000 issue as customers or potential customers expend significant resources to correct or update their current system for Year 2000 compliance and delay purchases of new software until after the Year 2000 due to limited budgets or in order to avoid implementing a formal Year 2000 compliance program with respect to the new software. In addition, the Company experienced a decline in direct sales to end-users in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The decrease in software revenue as a percentage of total revenue resulted from the decrease in software revenue previously discussed and the increase in service revenue discussed below.

         Services and other. Services and other revenue increased 37% to $9.4 million for the six months ended June 30, 1999 from $6.9 million for the six months ended June 30, 1998. Services and other revenue as a percentage of total revenue increased to 81% for the six months ended June 30, 1999 from 58% for the six months ended June 30, 1998. The dollar increase in services and other revenue was primarily due to an increase in the sale and completion of projects. The increase in services and other revenue as a percentage of total revenue resulted primarily from the decrease in software revenue.

COST OF REVENUE. Total cost of revenue increased 52% to $5.6 million for the six months ended June 30, 1999 from $3.7 million for the six months ended June 30, 1998.

         Software. Cost of software revenue increased 16% to $558,000 for the six months ended June 30, 1999 from $479,000 for the six months ended June 30, 1998. As a percentage of software revenue, cost of software revenue increased to 26% for the six months ended June 30, 1999 from 10% for the six months ended June 30, 1998. Cost of software increased due to an increase in amortization of capitalized software for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase in cost of software as a percentage of software revenue was a result of decreased software sales and the increase in amortization of capitalized software during the six months ended June 30, 1999 compared to the six months ended June 30, 1998 previously discussed.

         Services and other. Cost of services and other revenue increased 57% to $5.1 million for the six months ended June 30, 1999 from $3.2 million for the six months ended June 30, 1998. As a percentage of services and other revenue, cost of services and other revenue increased to 54% for the six months ended June 30, 1999 from

47% for the six months ended June 30, 1998. The dollar increase in cost of services and other revenue was attributable to an increase in personnel needed to complete service projects. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to an increase in service personnel and the related startup time to train and educate new staff.

OPERATING EXPENSES:

         Sales and marketing. Sales and marketing expense increased 17% to $3.6 million for the six months ended June 30, 1999 from $3.0 million for the six months ended June 30, 1998. Sales and marketing expense as a percentage of total revenue increased to 31% for the six months ended June 30, 1999 from 26% for the six months ended June 30, 1998. The dollar increase in sales and marketing expense was primarily due to the addition of sales personnel to market solutions developed for new vertical markets other than the healthcare market. The increase in sales and marketing expense as a percentage of total revenue was primarily attributable the addition of sales personnel, discussed above, and to a decrease in software sales for the six months ended June 30, 1999.

         Research and development. Research and development expense increased 11% to $2.1 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998. Research and development expense as a percentage of total revenue increased to 18% for the six months ended June 30, 1999 from 16% for the six months ended June 30, 1998. Research and development expense increased due to an increase in development costs for solutions in vertical markets other than the healthcare market.

         General and administrative. General and administrative expense increased 17% to $3.1 million for the six months ended June 30, 1999 from $2.7 million for the six months ended June 30, 1998. General and administrative expense as a percentage of total revenue increased to 27% for the six months ended June 30, 1999 from 23% for the six months ended June 30, 1998. The increase in general and administrative expense as a percentage of total revenue was primarily due to the decrease in software sales for the six months ended June 30, 1999.

INTEREST INCOME (EXPENSE), NET. Net interest expense increased $146,000 to $184,000 for the six months ended June 30, 1999 from $38,000 for the six months ended June 30, 1998. The increase in interest expense resulted from a higher line of credit balance during the six months ended June 30, 1999.

INCOME TAX (EXPENSE) BENEFIT. The Company did not record any income tax benefit for the six months ended June 30, 1999. Income tax expense of $144,000 was recognized for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $4.2 million at June 30, 1999 compared to $7.4 million at December 31, 1998. The working capital decrease was primarily attributable to operating losses, purchases of computer equipment and furniture and investment in internally developed software during the six months ended June 30, 1999.

         Net cash used in operating activities totaled $126,000 for the six months ended June 30, 1999 compared to net cash used of $1.8 million for the six months ended June 30, 1998. The cash used in operating activities was primarily a result of operating losses offset by a decrease in other current assets and an increase in accounts payable.

         Net cash used in investing activities was $2.0 million for the six months ended June 30, 1999 compared to net cash used in investing activities of $1.2 million for the six months ended June 30, 1998. This increase of $826,000 was due to expenditures for computer equipment and furniture due to the addition of client services personnel.

         Net cash provided by financing activities was $1.4 million for the six months ended June 30, 1999 compared to net cash used in financing activities of $2.7 million for the six months ended June 30, 1998. Net cash provided by financing activities resulted from additional borrowings under the Company's line of credit and exercises of stock options and warrants during the six months ended June 30, 1999. Net cash used in financing activities for the six months ended June 30, 1998 was primarily due to repayments on the line of credit.

         In August 1998, the Company entered into a $5.0 million line of credit (the "Credit Facility") with Silicon Valley Bank (the "Bank") of which $4.0 million was available for borrowing under the borrowing base limitation at June 30, 1999. The Credit Facility was for a one-year term, with borrowings bearing interest at the Bank's prime rate plus 1% (subsequently increased to the Bank's prime rate plus 1.5%), and secured by the Company's intellectual property. The balance outstanding under the Credit Facility was $3.5 million on June 30, 1999.

         At June 30, 1999, the Company was in default of two of the line of credit financial covenants under the Credit Facility: (1) quarterly profitability; and (2) the minimum Quick Ratio, defined therein. Subsequent to June 30, 1999, the Company and the Bank amended the Credit Facility whereby the Bank waived the defaults, the interest rate was increased by 0.5%, and the term of the Credit Facility was extended to September 30, 1999. The Company will be required to meet certain covenants under the agreement, including but not limited to (1) certain monthly and quarterly financial ratios and (2) quarterly profit and loss covenants. The Company is currently working with the Bank to secure a longer-term financing agreement. There are no assurances that the Company will be able to successfully negotiate a longer-term agreement with the Bank or that the Company will otherwise be able to replace the Credit Facility with a similar credit facility from another lender. If the Company is required to repay all amounts due under the Credit Facility, it would severely impact the Company's cash and working capital requirements.

         As noted above, during the first half of 1999, the Company has experienced a reduction in anticipated software revenue that has adversely affected the Company's current results of operations and liquidity. The Company has implemented cost control measures and cost and personnel reductions in its efforts to increase liquidity and strengthen its financial position. In addition, the Company plans to focus its commercial efforts on banking and finance which it expects will result in more effective use of the Company's resources and position the Company to achieve better results in that part of its business. Management is exploring strategic opportunities to maximize shareholder value and strengthen the Company's capital position. This effort could result in the raising of additional capital through the issuance of debt or equity securities, strategic alliances, business combinations, refinancings or some combination thereof. In this respect, the Company is currently pursuing additional financing to fund working capital needs, potential future losses and for capital expenditures. However, there can be no assurance that the Company will be successful in its attempt to strengthen its liquidity position.

         Based on the Company's business plan and business model projections, the Company believes that currently available cash, anticipated cash flow from operating activities, especially the collection of accounts receivable, and cash available from the line of credit mentioned above (assuming longer-term financing is secured), will be sufficient to meet the Company's capital requirements for at least the next twelve months and the foreseeable future.

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

State of Readiness

         HIE has formed a Year 2000 task force which has systematically evaluated all existing systems, products and key external relationships to ascertain material Year 2000 issues and solutions. HIE's Year 2000 readiness program has two phases: (1) assessment and (2) remediation (including modification, upgrading, replacement and validation by third parties). HIE's Year 2000 readiness program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

         HIE's products and services. HIE has completed the process of assessing the Year 2000 readiness of all products available currently or previously sold to customers and distributors. HIE is on schedule to begin the remediation phase of the project.

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

         Internal IT and non-IT systems. HIE continues to implement new software for its accounting, internal network and timekeeping functions in order to consolidate various systems under its new strategic direction and integrate HUBLink's operations. Representations made by software vendors for these new systems, including Year 2000 readiness, will be validated at the completion of that implementation, which is expected by October 1, 1999. Non-IT systems, such as telecommunications systems, as well as existing IT systems have been assessed and are currently in remediation.

         Other third parties. HIE has surveyed with a questionnaire material vendors and suppliers of systems used by HIE for internal IT and research and development in order to determine the extent to which HIE is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems and resolve such problems to the extent practicable. HIE has completed the assessment and is starting to take the necessary remediation actions, including changing to vendors who are Year 2000 compliant or installing internal IT systems, to minimize the Year 2000 non-compliance risk with respect to third parties. HIE has not conducted a Year 2000 survey of the distributors and financial institutions with whom it has material relationships.

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

         In view of HIE's Year 2000 assessment and remediation efforts to date, and the limited activities that remain to be completed, HIE's contingency plans consist of plans to re-route phone calls, manual accounting and restoring working systems with backup files. HIE is in the final stages of development of these contingency plans, which are expected to be completed by October 1, 1999.

Risks of Year 2000 Issues

         In light of its compliance efforts, HIE does not believe that the Year 2000 issue will materially adversely affect its operations or results of operations, and does not expect implementation to have a material impact on HIE's consolidated financial statements. However, there can be no assurance that HIE's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on HIE's business, results of operations and financial condition. In addition, to the extent the Year 2000 problem has a material adverse effect on the business, operations or financial condition of third parties with whom HIE has material relationships, such as customers, distributors, vendors, suppliers and financial institutions, the Year 2000 problem could have a material adverse effect on HIE's business, results of operations and financial condition.

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

RECENT ACCOUNTING PRONOUNCEMENT

         In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9"), Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP 98-9 will have a material effect on its revenue recognition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company currently maintains all cash in United States dollars in highly liquid, interest-bearing, investment-grade instruments with maturities of less than three months, which the Company considers cash equivalents; therefore the Company has no "market risk sensitive investments."

         The Company's line of credit agreement provides for borrowings that bear interest at variable rates based on the Bank's prime rate. At June 30, 1999, the Company had $3.5 million outstanding pursuant to the line of credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

         PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's annual meeting of shareholders was held on May 17, 1999. At the annual meeting, the Company's shareholders voted on (1) the election of five Directors, (2) the amendment and restatement of the HIE Stock Option Plan I, (3) the amendment and restatement of the HIE Non-Employee Director Stock Option Plan and (4) the amendment and restatement of the HIE Employee Stock Purchase Plan. The results of the voting were as follows:

         (1) Election of Five Directors

                                                          FOR           VOTE WITHHELD
                                                      ----------        -------------
               Class I Directors
               William J. Gresham, Jr.                19,934,148          579,300
               Charles R. Hatcher, Jr., M.D.          19,932,448          581,000
               Donald W. Weber                        19,930,548          582,900

               Class II Director
               Scott A. Jones                         19,926,348          587,100

               Class III Director
               Mark D. Shary                          19,895,283          618,165


(2) Amendment and Restatement of the HIE Stock Option Plan I

                 VOTE FOR                        VOTE AGAINST                      VOTE ABSTAIN
      ------------------------------    ------------------------------    -------------------------------
                         18,398,608                         1,930,476                            184,364

(3) Amendment and Restatement of the HIE Director Stock Option Plan

                 VOTE FOR                        VOTE AGAINST                      VOTE ABSTAIN
      ------------------------------    ------------------------------    -------------------------------
                         18,287,405                         2,043,624                            182,419

(4) Amendment and Restatement of the HIE Employee Stock Purchase Plan

                 VOTE FOR                        VOTE AGAINST                      VOTE ABSTAIN
      ------------------------------    ------------------------------    -------------------------------
                         19,283,202                         1,054,882                            175,364

         The directors who were not elected at the 1999 annual meeting and whose term of office as a director continued after the meeting are Joseph G. Bleser, J. Terry Dewberry, Carl E. Sanders, John W. Lawless, Robert I. Murrie and Parker H. Petit.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               Exhibit No.    Description
               -----------    -----------
               10             HIE, Inc. Non-Employee Director Stock Option Plan.
               11             Statements of Computation of Per Share Loss.
               27             Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K

               During the quarter ended June 30, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HIE, Inc.

August 13, 1999                           By: /s/ Joseph A. Blankenship
                                              ----------------------------------
                                              Joseph A. Blankenship
                                              Senior Vice President - Chief
                                              Financial Officer, Treasurer and
                                              Secretary (duly authorized officer
                                              and principal accounting officer)

EXHIBIT INDEX

        Exhibit No.       Description
        -----------       -----------

        10                HIE, Inc. Non-Employee Director Stock Option Plan.

        11                Statements of Computation of Per Share Loss.

        27                Financial Data Schedule (for SEC use only).