Form 10-Q
period 1999-09-30
HIE INC
filed 1999-11-12
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _______________.

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

                          YES   [X]          NO  [ ]

The number of shares outstanding of the Company's Common Stock, $ .01 par value per share, together with associated preferred stock purchase rights (the "Common Stock"), as of November 5, 1999 was 25,484,658 shares.

                       Exhibit Index is on Page 18 herein

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.
HIE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1999             1998
                                                                                -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  2,041         $  3,167
  Trade accounts receivable, less allowance of $556 and $720 at
    September 30, 1999 and December 31, 1998, respectively                          13,492           12,295
Other current assets                                                                 2,126            2,555
                                                                                  --------         --------
  Total current assets                                                              17,659           18,017

Purchased software, net of accumulated amortization of $1,732 and $1,341
  at September 30, 1999 and December 31, 1998, respectively                          1,465            1,946

Capitalized software development costs, net of accumulated amortization of
  $695 and $329 at September 30, 1999 and December 31, 1998, respectively            2,286            1,606

Property and equipment, net of accumulated depreciation of $2,744 and
  $2,194 at September 30, 1999 and December 31, 1998, respectively                   2,990            2,289
Excess of cost over net assets of businesses acquired, less accumulated amortization of $3,115 and $2,611 at September 30, 1999 and December 31,
  1998, respectively                                                                 7,055            7,535
Other assets                                                                           222              142
                                                                                  --------         --------
    Total assets                                                                  $ 31,677         $ 31,535
                                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt and capital lease obligations            $  4,405         $  2,911
  Accounts payable, principally trade                                                2,074            1,276
  Accrued liabilities                                                                2,284            1,718
  Deferred service revenue                                                           4,461            4,690
                                                                                  --------         --------
    Total current liabilities                                                       13,224           10,595
Long-term debt and obligations under capital leases, excluding current
  installments                                                                         329              642
                                                                                  --------         --------
    Total liabilities                                                               13,553           11,237
                                                                                  --------         --------

Series B Cumulative Convertible Exchangeable Preferred Stock; designated
  550 shares; 65 shares issued and outstanding at September 30, 1999                   650               --
                                                                                  --------         --------

Shareholders' equity:
  Preferred stock, without par value. Authorized 20,000 shares:
    Designated Series A cumulative preferred stock 500 shares; issued none              --               --
  Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 25,431 and 24,972 shares at September 30, 1999 and
    December 31, 1998, respectively                                                    254              250
  Additional paid-in capital                                                        41,965           41,301
  Accumulated deficit                                                              (24,745)         (21,253)
                                                                                  --------         --------
Shareholders' equity                                                                17,474           20,298
                                                                                  --------         --------
    Total liabilities and shareholders' equity                                    $ 31,677         $ 31,535
                                                                                  ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

HIE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                           -------------------------         -------------------------
                                             1999             1998             1999             1998
                                           --------         --------         --------         --------
Revenue:
   Software                                $  2,371         $  3,301         $  4,539         $  8,234
   Services and other                         4,841            3,981           14,268           10,834
                                           --------         --------         --------         --------
     Total revenue                            7,212            7,282           18,807           19,068
                                           --------         --------         --------         --------

Cost of revenue:
   Software                                     378              122              936              601
   Services and other                         2,669            1,807            7,721            5,024
                                           --------         --------         --------         --------
    Total cost of revenue                     3,047            1,929            8,657            5,625
                                           --------         --------         --------         --------

Gross profit                                  4,165            5,353           10,150           13,443
                                           --------         --------         --------         --------

Operating expenses:
   Sales and marketing                        1,693            1,734            5,252            4,782
   Research and development                   1,086              930            3,214            2,848
   General and administrative                 1,727            1,608            4,861            4,287
   Merger costs                                  --               67               --            1,060
                                           --------         --------         --------         --------
    Total operating expenses                  4,506            4,339           13,327           12,977
                                           --------         --------         --------         --------

Operating earnings (loss)                      (341)           1,014           (3,177)             466
Interest expense, net                          (131)             (29)            (315)             (67)
                                           --------         --------         --------         --------

Earnings (loss) before income taxes            (472)             985           (3,492)             399

Income tax expense                               --               --               --             (144)
                                           --------         --------         --------         --------

Net earnings (loss)                        $   (472)        $    985         $ (3,492)        $    255
                                           ========         ========         ========         ========

Shares used in the calculation
 of net earnings (loss) per share:
    Basic                                    25,375           24,089           25,308           23,826
                                           ========         ========         ========         ========
    Dilutive(1)                              25,375           25,497           25,308           25,047
                                           ========         ========         ========         ========

Net earnings (loss) per share of
 common stock:
    Basic                                  $  (0.02)        $   0.04         $  (0.14)        $   0.01
                                           ========         ========         ========         ========
    Dilutive(1)                            $  (0.02)        $   0.04         $  (0.14)        $   0.01
                                           ========         ========         ========         ========

(1) Common stock equivalents are excluded from the earnings (loss) per share calculation for the three and nine months ended September 30, 1999 because the effect would be anti-dilutive.

See accompanying Notes to Condensed Consolidated Financial Statements.

HIE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                       -------------------------
                                                                          1999            1998
                                                                       ---------       ---------

Cash flows from operating activities:
 Net (loss) earnings                                                     $(3,492)        $   255
 Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
    Provision for (recovery of) doubtful accounts                            450             (55)
    Depreciation and amortization                                          2,006           1,656
    Compensation related to stock options, net                                --              73
    Increase in accounts trade receivable                                 (1,647)         (5,827)
    Decrease (increase) in other current assets                              429             (91)
    Increase in accounts payable, principally trade                          948             501
    Increase (decrease) in accrued liabilities                               566            (823)
    (Decrease) increase in deferred revenue                                 (229)          1,010
                                                                         -------         -------
      Net cash used in operating activities                                 (969)         (3,301)
                                                                         -------         -------

Cash flows from investing activities:
  Purchased software                                                         (60)           (534)
  Capitalized software development costs                                  (1,046)           (964)
  Capital expenditures                                                    (1,479)           (282)
  Change in other non-current assets and liabilities, net                    (71)            258
                                                                         -------         -------
      Net cash used in investing activities                               (2,656)         (1,522)
                                                                         -------         -------

Cash flows from financing activities:
  Principal payments on long-term debt, net                                 (319)             --
  Net borrowings (repayments) under line of credit                         1,500          (1,794)
  Proceeds from the sale of Series B Cumulative Convertible
    Exchangeable Preferred Stock                                             650              --
  Proceeds from issuances of common stock                                    668             691
                                                                         -------         -------
      Net cash provided by (used in) financing activities                  2,499          (1,103)
                                                                         -------         -------

Net decrease in cash and cash equivalents                                 (1,126)         (5,926)

Cash and cash equivalents at beginning of period                           3,167           7,777
                                                                         -------         -------

Cash and cash equivalents at end of period                               $ 2,041         $ 1,851
                                                                         =======         =======

Supplemental disclosures of cash paid for:
  Interest                                                               $   344         $   166
                                                                         =======         =======
Supplemental disclosures of non-cash investing
  and financing activities:
    Equipment acquired under capital lease obligations                   $    --         $   517
                                                                         =======         =======
    Issuance of common stock in satisfaction of note
      payable to HUBlink shareholder                                     $    --         $   508
                                                                         =======         =======
    Issuance of common stock in satisfaction of
      investment banker advisory fee                                     $    --         $   406
                                                                         =======         =======

See accompanying Notes to Condensed Consolidated Financial Statements.

HIE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)




1.       Accounting Policies

         The Condensed Consolidated Financial Statements as of September 30, 1999 and for the three months and nine months ended September 30, 1999 are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year. The condensed consolidated financial statements include the accounts of HIE, Inc. and its subsidiaries (the "Company").

         These Condensed Consolidated Financial Statements should be read in conjunction with the Company's consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") filed with the Securities and Exchange Commission.

         The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the 1998 Form 10-K. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year classifications.

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no "other comprehensive income" to report for the three and nine months ended September 30, 1999 and 1998.

2.       Debt

         In August 1998, the Company entered into a $5.0 million line of credit facility (the "Credit Facility") with Silicon Valley Bank (the "Bank"). The Company was in default of two of the financial covenants under the Credit Facility at March 31, 1999: (1) quarterly profitability; and (2) the minimum Quick Ratio, as defined therein. Subsequent to March 31, 1999, the Company and the Bank amended the Credit Facility whereby the Bank waived these defaults, the interest rate increased by 0.5% annually (to 1.5% over prime) and the line of credit became secured by the Company's intellectual property.

         At June 30, 1999, the Company was in default of two of the financial covenants under the Credit Facility: (1) quarterly profitability; and
         (2) the minimum Quick Ratio, as defined therein. Subsequent to June 30, 1999, the Company and the Bank amended the Credit Facility whereby the Bank waived the defaults, the interest rate was increased by 0.5% annually (to 2% over prime) and the term of the Credit Facility was extended to September 30, 1999.

         Under the Credit Facility borrowing base limitation, $4.5 million was available for borrowing under the Credit Facility at September 30, 1999. The balance outstanding under the Credit Facility was $4.0 million on September 30, 1999. The Credit Facility currently bears interest at the Bank's prime rate (8.25% at September 30, 1999) plus 2%. On September 30, 1999, the Company and the Bank again amended the Credit Facility, whereby the Bank extended the term of the Credit Facility to November 30, 1999.

HIE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)




3.       8.5% Series B Cumulative Convertible Exchangeable Preferred Stock

         On September 29, 1999, the Company sold 65,000 shares of a newly designated 8.5% Series B Cumulative Convertible Exchangeable Preferred Stock ("Series B Preferred Stock") to individuals in a private placement for gross proceeds of $650,000. The Series B Preferred Stock has a $10.00 per share liquidation value and provides for 8.5% cumulative annual dividends, payable quarterly in arrears beginning on December 31, 1999. The Series B Preferred Stock is convertible at any time into the Company's common stock determined by dividing (1) $10.00 by (2) $2.1491 (115% of the average of the closing bid prices of the common stock for the five business days prior to the closing date). The conversion price will be reset on June 20, 2000 if the average closing price for the Company's common stock on the preceding five business days is less than $2.1491. The Series B Preferred Stock is also exchangeable at the Company's option into subordinated notes with substantially equal terms. The Series B Preferred Stock is redeemable at 25% of the originally issued shares of Series B Preferred Stock on annual redemption dates beginning on September 30, 2002.

4.       Shareholders' Equity

         On December 31, 1997, HIE issued warrants to purchase 50,000 shares of HIE common stock, at $1.59 per share, and 416,000 shares of HIE common stock to The Southern Venture Fund II, L.P. ("SVFII") (Massey Burch) in exchange for 50% equity ownership interest in Criterion Health Strategies, Inc. ("CHS"). In January 1999, SVFII exercised the warrants to purchase HIE Common Stock.

5.       Segment Information

         The Company's reportable segments are strategic business units that offer different products and services. During 1998, the Company operated in two segments: (i) the licensing of integration software products and performance of related integration services ("Software") and (ii) the providing of consulting services related to information systems integration for healthcare organizations ("Consulting"). Prior to 1998, the Consulting business did not separately exist. On December 31, 1998, the Consulting business was sold (see Note 3 of the Notes to Consolidated Financial Statements included in the 1998 Form 10-K). The Company evaluates performance of the segments based on revenue and operating earnings (loss) of the segments. Segment information for the three and nine months ended September 30, 1998 is as follows (in thousands):

HIE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)





                                                     Three Months        Nine Months
                                                         Ended             Ended
                                                     September 30,      September 30,
                                                         1998               1998
                                                     -------------      -----------
                                                               (Unaudited)
                    Revenue:
                     Software                           $ 6,518           $16,389
                     Consulting                             764             2,679
                                                        -------           -------
                       Total revenue                    $ 7,282           $19,068
                                                        =======           =======

                    Operating earnings (loss):
                     Software                           $ 1,241           $   280
                     Consulting                            (227)              186
                                                        -------           -------
                        Operating earnings              $ 1,014           $   466
                                                        =======           =======



6.       Major Customers

         One customer accounted for 23% of the Company's total revenue for the three months ended September 30, 1999. That one customer accounted for 69% and 36% of the Company's software revenue for the three and nine months ended September 30, 1999, respectively. One distributor accounted for 21% of the Company's software revenue for the nine months ended September 30, 1999. One distributor's accounts receivable balance represents 29% of total trade accounts receivable at September 30, 1999.

         Revenue from international sales was approximately 5% and 11% of the Company's total revenue for the three months and nine months ended September 30, 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Actual results may differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in "Item 1. Business -- Factors That May Affect Future Performance" in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission (the "Commission"). By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Commission under the Federal securities laws.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (1) the Company's total revenue and (2) unless otherwise indicated, the percentage of total revenue for each component included in the Company's Condensed Consolidated Statements of
Operations:


                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                       ------------------------          --------------------------
                                                         1999            1998             1999               1998
                                                       -------          -------          -------           --------
                                                                               (UNAUDITED)

Total HIE revenue (in thousands)                       $ 7,212          $ 7,282          $ 18,807          $ 19,068
                                                       =======          =======          ========          ========

Revenue:
 Software                                                   33%              45%               24%               43%
 Services and other                                         67%              55%               76%               57%
                                                       -------          -------          --------          --------
Total revenue                                              100%             100%              100%              100%
                                                       -------          -------          --------          --------

Cost of revenue:
 Software (as a percentage of software revenue)             16%               4%               21%                7%
 Services and other (as a percentage of
  services and other revenue)                               55%              45%               54%               46%
Total cost of revenue                                       42%              26%               46%               29%
                                                       -------          -------          --------          --------
Gross profit                                                58%              74%               54%               71%
                                                       -------          -------          --------          --------

Operating expenses:
 Sales and marketing                                        23%              24%               28%               25%
 Research and development                                   15%              13%               17%               15%
 General and administrative                                 24%              22%               26%               22%
 Merger costs                                                0%               1%                0%                6%
                                                       -------          -------          --------          --------
Total operating expenses                                    62%              60%               71%               68%
                                                       -------          -------          --------          --------

Operating earnings (loss)                                   (5)%             14%              (17)%               2%

Interest expense, net                                       (2)%             (0)%              (2)%              (0)%
                                                       -------          -------          --------          --------

Earnings (loss) before income taxes                         (7)%             14%              (19)%               2%

Income tax expense                                           0%               0%                0%               (1)%
                                                       -------          -------          --------          --------

Net earnings (loss)                                         (7)%             14%              (19)%               1%
                                                       =======          =======          ========          ========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUE. Revenue decreased 1% to $7.2 million for the three months ended September 30, 1999 from $7.3 million for the three months ended September 30, 1998. The Company experienced a decrease in software revenue, which was almost completely offset by an increase in services and other revenue.

         Software. Software revenue decreased 28% to $2.4 million for the three months ended September 30, 1999 from $3.3 million for the three months ended September 30, 1998. As a percentage of total revenue, software revenue decreased to 33% in the three months ended September 30, 1999 from 45% for the three months ended September 30, 1998. Management believes that the dollar decrease in software revenue was primarily attributable to the impact of the Year 2000 issue as customers or potential customers continue to expend significant resources to correct or update their existing systems for Year 2000 compliance and continue to delay purchases of new software until after the end of 1999 due to limited budgets or in order to avoid implementing a formal Year 2000 compliance program with respect to the new software. The decrease in software revenue as a percentage of total revenue resulted from the decrease in software revenue previously discussed and the increase in service revenue discussed below.

         Services and other. Services and other revenue increased 22% to $4.8 million for the three months ended September 30, 1999 from $4.0 million for the three months ended September 30, 1998. Services and other revenue as a percentage of total revenue increased to 67% for the three months ended September 30, 1999 from 55% for the three months ended September 30, 1998. The dollar increase in services and other revenue was due to an increase in the sale and completion of projects and an increase in maintenance revenue. The increase in services and other revenue as a percentage of total revenue resulted primarily from the decrease in software revenue discussed above.

COST OF REVENUE. Total cost of revenue increased 58% to $3.0 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998.

         Software. Cost of software revenue increased $256,000 to $378,000 for the three months ended September 30, 1999 from $122,000 for the three months ended September 30, 1998. As a percentage of software revenue, cost of software revenue increased to 16% for the three months ended September 30, 1999 from 4% for the three months ended September 30, 1998. Cost of software revenue increased due to an increase in amortization of capitalized software for the three months ended September 30, 1999 compared to September 30, 1998. The increase in cost of software revenue as a percentage of software revenue was a result of decreased software sales and the increase in amortization of capitalized software during the three months ended September 30, 1999 compared to September 30, 1998, as previously discussed.

         Services and other. Cost of services and other revenue increased 48% to $2.7 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. As a percentage of services and other revenue, cost of services and other revenue increased to 55% for the three months ended September 30, 1999 from 45% for the three months ended September 30, 1998. The dollar increase in cost of services and other revenue was attributable to an increase in personnel needed to complete service projects. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to an increase in service personnel and the related startup time to train and educate new staff.

OPERATING EXPENSES:

         Sales and marketing. Sales and marketing expense remained relatively constant at $1.7 million for the three months ended September 30, 1999 and for the three months ended September 30, 1998. Sales and marketing expense as a percentage of total revenue decreased to 23% for the three months ended September 30, 1999 from 24% for the three months ended September 30, 1998.

         Research and development. Research and development expense increased 17% to $1.1 million for the three months ended September 30, 1999 from $930,000 for the three months ended September 30, 1998. Research and development expense as a percentage of total revenue increased to 15% for the three months ended September 30, 1999 from 13% for the three months ended September 30, 1998.

Research and development expense increased due to an increase in development costs for solutions that complement existing products. Capitalized research and development costs were $277,000 and $251,000 for the three months ending September 30, 1999 and 1998, respectively.

         General and administrative. General and administrative expense increased 7% to $1.7 million for the three months ended September 30, 1999 from $1.6 million for the three months ended September 30, 1998. General and administrative expense as a percentage of total revenue increased to 24% for the three months ended September 30, 1999 from 22% for the three months ended September 30, 1998. The dollar increase is a result of an increased provision for doubtful accounts made during the three months ended September 30, 1999 compared to the three months ending September 30, 1998. The increase in general and administrative expense as a percentage of total revenue was primarily due to the decrease in software sales for the three months ended September 30, 1999.

INTEREST EXPENSE, NET. Net interest expense increased $102,000 to $131,000 for the three months ended September 30, 1999 from $29,000 for the three months ended September 30, 1998. The increase in interest expense resulted from a higher level of borrowing under the Company's line of credit during the three months ended September 30, 1999.

INCOME TAX EXPENSE. The Company did not record any income tax benefit for the three months ended September 30, 1999 or 1998.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUE. Revenue decreased 1% to $18.8 million for the nine months ended September 30, 1999 from $19.1 million for the nine months ended September 30, 1998. The Company experienced a decrease in software revenue, which was almost completely offset by an increase in services and other revenue.

         Software. Software revenue decreased 45% to $4.5 million for the nine months ended September 30, 1999 from $8.2 million for the nine months ended September 30, 1998. As a percentage of total revenue, software revenue decreased to 24% in the nine months ended September 30, 1999 from 43% for the nine months ended September 30, 1998. Management believes that the dollar decrease in software revenue was primarily attributable to the impact of the Year 2000 issue as customers or potential customers continue to expend significant resources to correct or update their existing systems for Year 2000 compliance and continue to delay purchases of new software until after the end of 1999 due to limited budgets or in order to avoid implementing a formal Year 2000 compliance program with respect to the new software. The decrease in software revenue as a percentage of total revenue resulted from the decrease in software revenue previously discussed and the increase in service revenue discussed below.

         Services and other. Services and other revenue increased 32% to $14.3 million for the nine months ended September 30, 1999 from $10.8 million for the nine months ended September 30, 1998. Services and other revenue as a percentage of total revenue increased to 76% for the nine months ended September 30, 1999 from 57% for the nine months ended September 30, 1998. The dollar increase in services and other revenue was primarily due to an increase in the sale and completion of projects. The increase in services and other revenue as a percentage of total revenue resulted primarily from the decrease in software revenue.

COST OF REVENUE. Total cost of revenue increased 54% to $8.7 million for the nine months ended September 30, 1999 from $5.6 million for the nine months ended September 30, 1998.

         Software. Cost of software revenue increased 56% to $936,000 for the nine months ended September 30, 1999 from $601,000 for the nine months ended September 30, 1998. As a percentage of software revenue, cost of software revenue increased to 21% for the nine months ended September 30, 1999 from 7% for the nine months ended September 30, 1998. Cost of software revenue increased due to an increase in amortization of capitalized software for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase in cost of software revenue as a percentage of software revenue was a result of decreased software sales and the increase in amortization of capitalized software during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, as previously discussed.

         Services and other. Cost of services and other revenue increased 54% to $7.7 million for the nine months ended September 30, 1999 from $5.0 million for the nine months ended September 30, 1998. As a percentage of services and other revenue, cost of services and other revenue increased to 54% for the nine months ended September 30, 1999 from 46% for the nine months ended September 30, 1998. The dollar increase in cost of services and other revenue was attributable to an increase in personnel needed to complete service projects. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to an increase in service personnel and the related startup time to train and educate new staff.

OPERATING EXPENSES:

         Sales and marketing. Sales and marketing expense increased 10% to $5.3 million for the nine months ended September 30, 1999 from $4.8 million for the nine months ended September 30, 1998. Sales and marketing expense as a percentage of total revenue increased to 28% for the nine months ended September 30, 1999 from 25% for the nine months ended September 30, 1998. The dollar increase in sales and marketing expense was primarily due to the addition of sales personnel to market solutions developed for financial/banking markets. The increase in sales and marketing expense as a percentage of total revenue was primarily attributable to the addition of sales personnel, discussed above, and to a decrease in software sales for the nine months ended September 30, 1999.

         Research and development. Research and development expense increased 13% to $3.2 million for the nine months ended September 30, 1999 from $2.8 million for the nine months ended September 30, 1998. Research and development expense as a percentage of total revenue increased to 17% for the nine months ended September 30, 1999 from 15% for the nine months ended September 30, 1998. Research and development expense increased due to an increase in development costs for solutions in the financial/banking market. Additionally, research and development increased due to development costs for solutions that complement the Company's existing products. Capitalized research and development costs were $1,046,000 and $964,000 for the nine months ending September 30, 1999 and 1998, respectively.

         General and administrative. General and administrative expense increased 13% to $4.9 million for the nine months ended September 30, 1999 from $4.3 million for the nine months ended September 30, 1998. General and administrative expense as a percentage of total revenue increased to 26% for the nine months ended September 30, 1999 from 22% for the nine months ended September 30, 1998. The dollar increase is primarily the result of an increased provision for doubtful accounts made during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase in general and administrative expense as a percentage of total revenue was primarily due to the decrease in software sales for the nine months ended September 30, 1999.

INTEREST EXPENSE, NET. Net interest expense increased $248,000 to $315,000 for the nine months ended September 30, 1999 from $67,000 for the nine months ended September 30, 1998. The increase in interest expense resulted from a higher level of borrowing under the Company's line of credit during the nine months ended September 30, 1999.

INCOME TAX EXPENSE. The Company did not record any income tax benefit for the nine months ended September 30, 1999. Income tax expense of $144,000 was recognized for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $4.4 million at September 30, 1999 compared to $7.4 million at December 31, 1998. The working capital decrease was primarily attributable to operating losses, purchases of computer equipment and office furniture and investment in internally developed software during the nine months ended September 30, 1999.

         Net cash used in operating activities totaled $969,000 for the nine months ended September 30, 1999 compared to net cash used in operating activities of $3.3 million for the nine months ended September 30, 1998. This decreased use of cash of $2.3 million was due primarily to a larger increase in accounts receivable during the nine months ending September 30, 1998 compared to the nine months ending September 30, 1999.

         Net cash used in investing activities was $2.7 million for the nine months ended September 30, 1999 compared to net cash used in investing activities of $1.5 million for the nine months ended September 30, 1998. This increase of $1.1 million was due primarily to expenditures for computer equipment and furniture due to the addition of client services personnel.

         Net cash provided by financing activities was $2.5 million for the nine months ended September 30, 1999 compared to net cash used in financing activities of $1.1 million for the nine months ended September 30, 1998. Net cash provided by financing activities resulted from additional borrowings under the Company's line of credit, exercises of stock options and warrants during the nine months ended September 30, 1999, and the sale of 65,000 shares of 8.5% Series B Cumulative Convertible Exchangeable Preferred Stock during the three months ended September 30, 1999. Net cash used in financing activities for the nine months ended September 30, 1998 was primarily due to repayments of borrowings under the line of credit.

         In August 1998, the Company entered into a $5.0 million line of credit facility (the "Credit Facility") with Silicon Valley Bank (the "Bank"). The Company was in default of two of the financial covenants under the Credit Facility at March 31, 1999: (1) quarterly profitability; and (2) the minimum Quick Ratio, as defined therein. Subsequent to March 31, 1999, the Company and the Bank amended the Credit Facility whereby the Bank waived these defaults, the interest rate increased by 0.5% annually (to 1.5% over prime) and the line of credit became secured by the Company's intellectual property.

         At June 30, 1999, the Company was in default of two of the financial covenants under the Credit Facility: (1) quarterly profitability; and (2) the minimum Quick Ratio, as defined therein. Subsequent to June 30, 1999, the Company and the Bank amended the Credit Facility whereby the Bank waived the defaults, the interest rate was increased by 0.5% annually (to 2% over prime) and the term of the Credit Facility was extended to September 30, 1999.

         On September 30, 1999, the Company and the Bank again amended the Credit Facility, whereby the Bank extended the term of the Credit Facility to November 30, 1999.

         Under the borrowing base limitation, $4.5 million was available for borrowing under the Credit Facility at September 30, 1999. The balance outstanding under the Credit Facility was $4.0 million on September 30, 1999. The Credit Facility currently bears interest at the Bank's prime rate (8.25% at September 30, 1999) plus 2%.

         The Company is engaged in discussions with the Bank regarding an extension or replacement of the Credit Facility as well as with other potential financing sources to provide additional capital for the Company's ongoing and future operations. There can be no assurance that the Company will be successful in its negotiations with the Bank or in attracting additional capital on terms acceptable to the Company, if at all.

         As noted above, during the nine months ending September 30, 1999, the Company experienced a reduction in anticipated software revenue that has adversely affected the Company's current results of operations and liquidity. The Company has implemented cost control measures and cost and personnel reductions in its efforts to increase liquidity and strengthen its financial position. In addition, the Company focused its commercial efforts on banking and finance, which it expects will result in more effective use of the Company's resources and position the Company to achieve better results in that part of its business. Management is exploring strategic opportunities to maximize shareholder value and strengthen the Company's capital position. This effort could result in the raising of additional capital through the issuance of debt or equity securities, strategic alliances, business combinations, refinancings or some combination thereof. In this respect, the Company is currently pursuing additional financing to fund working capital needs, potential future losses and capital expenditures. However, there can be no assurance that the Company will be successful in its attempt to strengthen its liquidity position.

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

YEAR 2000

         The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information when the year changes to 2000. The Year 2000 issue affects IT systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices, which rely on a microcontroller to process date information. The Year 2000 issue could disrupt a company's operations by generating erroneous data or causing system failures or miscalculations.

State of Readiness

         HIE formed a Year 2000 task force which has systematically evaluated all existing systems, products and key external relationships to ascertain material Year 2000 issues and solutions. HIE's Year 2000 readiness program has two phases: (1) assessment and (2) remediation (including modification, upgrading, replacement and validation by third parties). HIE's Year 2000 readiness program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

         HIE's products and services. HIE has completed the process of assessing the Year 2000 readiness of all products available currently or previously sold to customers and distributors. HIE has also completed the remediation phase of the project.

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

         Internal IT and non-IT systems. HIE continues to implement new software for its accounting, internal network and timekeeping functions in order to consolidate various systems under its new strategic direction and integrate HIE's operations. Representations made by software vendors for these new systems, including Year 2000 readiness, have already been validated. Non-IT systems, such as telecommunications systems, as well as existing IT systems have been assessed and are Year 2000 compliant.

         Other third parties. HIE has surveyed with a questionnaire material vendors and suppliers of systems used by HIE for internal IT and research and development. This was done in order to determine the extent to which HIE is vulnerable to any failure by such material third parties, to resolve their respective Year 2000 problems in a manner that is practicable. HIE has completed the assessment and is taking the necessary remediation actions, including changing to vendors who are Year 2000 compliant or installing internal IT systems, to minimize the Year 2000 non-compliance risk with respect to third parties.

Year 2000 Costs and Contingency Plans

         To date, HIE has not incurred any material costs directly associated with its Year 2000 readiness efforts. HIE has completed the replacement of all systems effected by the Year 2000 issues. HIE does not anticipate that it will incur either significant operating expenses or significant capital expenditures to address Year 2000 issues with respect to its internal systems and the software products and services that it markets.

         In view of HIE's Year 2000 assessment and remediation efforts to date, and the limited activities that remain to be completed, HIE's contingency plans consist of plans to re-route phone calls, perform manual accounting and restore working systems with backup files. HIE has finalized the development of these contingency plans and remains in a "ready" state should such actions need to be taken.

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

         The Company's line of credit agreement provides for borrowings that bear interest at variable rates based on the Bank's prime rate. At September 30, 1999, the Company had $4.0 million outstanding pursuant to the line of credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

         PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On September 29, 1999, the Company issued 65,000 shares of its Series B Preferred Stock for gross proceeds of $650,000 in a private placement to accredited investors pursuant to an exemption from registration provided by Regulation D. The proceeds of the offering were used to reduce the outstanding balance under our line of credit. The Series B Preferred Stock is convertible at any time, at the option of the holder, into the Company's common stock by dividing (1) $10.00 by (2) $2.1491 (115% of the average closing bid prices of the common stock for the five business days prior to the closing date). The Company is required to file a registration statement to register the underlying shares of common stock issuable upon conversion of the Series B Preferred Stock. Accordingly, these shares will be eligible for resale in the market without restriction. Any future sales of these shares could depress the market price of our common stock and make it more difficult for us to sell stock in the future.

         Furthermore, the conversion price of the Series B Preferred Stock will be reset on June 20, 2000 if the average of the closing bid prices of the Company's common stock on the preceding five business days is less than $2.1491. This may obligate the Company to issue additional shares of common stock upon conversion of the Series B Preferred Stock. To the extent that additional shares are issuable, holders of the Company's common stock will experience dilution of their ownership percentages.



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         Exhibit No.    Description
         -----------    -----------

         3(i)           Amended and Restated Articles of Incorporation.

         10             Fourth Loan Modification Agreement dated September
                        30, 1999 between HIE, Inc. and Silicon Valley
                        Bank.

         11             Statements of Computation of Per Share Loss.

         27             Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K dated August 26, 1999, reporting under Item 5 thereof certain modifications to its credit facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HIE, Inc.

November 12, 1999         By: /s/ Joseph A. Blankenship
                              ---------------------------------
                              Joseph A. Blankenship
                              Senior Vice President - Chief Financial Officer, Treasurer and Secretary (duly authorized officer and principal accounting officer)

EXHIBIT INDEX

               Exhibit No.    Description
               -----------    -----------

               3(i)           Amended and Restated Articles of Incorporation.


               10             Fourth Loan Modification Agreement dated September
                              30, 1999 between HIE, Inc. and Silicon Valley
                              Bank.

               11             Statements of Computation of Per Share Loss.

               27             Financial Data Schedule (for SEC use only).