Form 10-K
period 1999-12-31
HIE INC
filed 2000-03-30
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                    FORM 10-K
                                  ------------
           (Mark One)
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                                     OR
              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $0.01 par value per share (together with associated preferred stock purchase rights)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock (based upon the closing sales price quoted on the Nasdaq National Market) held by nonaffiliates as of March 27, 2000 was approximately $136,494,271.

         As of March 27, 2000, 27,159,088 shares of the registrant's Common Stock, par value $0.01 per share (together with associated preferred stock purchase rights), were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
Part I

         Item 1.    Business..................................................................................3

                    Factors That May Affect Future Performance...............................................10

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

         Item 4.    Submission of Matters to a Vote of Security Holders......................................23

         Executive Officers of the Registrant................................................................24

Part II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................26

         Item 6.    Selected Financial Data..................................................................28

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...............................................................................29

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............................40

         Item 8.    Financial Statements and Supplementary Data..............................................41

         Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
                    Disclosure...............................................................................42

Part III

         Item 10.   Directors and Executive Officers of the Registrant *.....................................42

         Item 11.   Executive Compensation *.................................................................42

         Item 12.   Security Ownership of Certain Beneficial Owners and Management *.........................42

         Item 13.   Certain Relationships and Related Transactions *.........................................42

Part IV

         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................43



* Incorporated by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

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

         In this Report, the words "Company," "HIE," "we," "our," "ours," and "us" refer to HIE, Inc. and its subsidiaries. HIE owns the HIE (R), Cloverleaf(R), EMerge(R) and Solution Sourcing(TM) trademarks in the United States. Trademarks, trade names or service marks of other companies appearing elsewhere in this Report are the property of their respective owners.



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

         During 1999, the Company operated in one segment, the licensing of integration software products and performance of related integration services. During 1998, the Company operated in two segments: (i) the licensing of integration software products and performance of related integration services, and (ii) the providing of consulting services related to information systems integration for healthcare organizations. See Note 14 of the Notes to Consolidated Financial Statements for financial information with respect to segments. On December 31, 1998, HIE sold the assets comprising its Integrated Services Group, which provided these consulting services related to information systems integration for healthcare organizations, to Superior Consultant Company, Inc., a wholly-owned subsidiary of Superior Consultant Holdings Corporation. The purchase price for the sale of the Integrated Services Group was $2.2 million in cash, subject to adjustment based on the actual collection of accounts receivable of the Integrated Services

Group. The portion of the purchase price held in escrow subject to the collection of accounts receivable was received by HIE on December 31, 1999.



OVERVIEW

         HIE develops, markets and supports enterprise application integration ("EAI") software products and provides services related to its products, as well as integration outsourcing and information technology ("IT") facilities management services. HIE's solutions integrate, index and consolidate data housed in the enterprise's disparate applications to improve its business processes, empower its customers and stakeholders and facilitate the adoption of new technologies, such as the internet.

PRODUCTS AND SERVICES

         The Company's two primary software products are Cloverleaf(R) and EMerge(R). In addition, the Company provides services related to its products, as well as integration outsourcing and full IT facilities management services.

Cloverleaf Integration Engine

         Cloverleaf, HIE's interface engine, is an EAI software product that allows information in the form of messages, records or transactions to be exchanged, transformed and routed between disparate applications. It is a core technology designed to provide a configurable infrastructure for enterprise-wide application integration. Cloverleaf creates a high performance-messaging platform that supports asynchronous and synchronous connections to a range of programs, databases, objects and protocols. Graphical configuration clients allow quick development of flow logic to direct, modify and support business integration rules. Proactive management, alerting and testing functions are all included.

         HIE is currently shipping Cloverleaf Integration Engine 3.6 and expects to release updates or new versions during 2000. In addition to the version of Cloverleaf that HIE markets directly to the healthcare market, HIE currently sells two branded versions of the Cloverleaf Integration Engine:

         - Pathways Interface Manager, a private label version of the Cloverleaf Integration Engine distributed by McKesson HBOC, Inc. ("McKessonHBOC")

         - Cloverleaf finance, a version of Cloverleaf specifically bundled for trade-oriented banking and securities applications which includes pre-built adapters and features required for successful implementations in the Society for Worldwide Interbank Financial Telecommunication ("S.W.I.F.T.") and Straight Through Processing (STP) environments common to international banking and trading

         HIE also offers the Cloverleaf Gateway, an integration engine designed primarily for independent software vendors seeking to bundle selected integration features with their own product. The Cloverleaf Gateway enables vendors to easily and quickly integrate their applications with their customers' existing IT environments.

EMerge

         EMerge helps healthcare enterprises to integrate person-specific information--such as demographics, identification numbers and insurance information--across organizations and information systems. Healthcare information systems typically have proprietary master person index ("MPI") keys to reference data related to each person (e.g. a patient record) held in their database. EMerge is an enterprise-wide MPI ("EMPI") product built with healthcare process logic on top of the Company's EAI technology. EMerge indexes the MPIs of multiple, disparate healthcare information systems so that users can gain access to information on these systems. It identifies and tracks patients and encounter summaries across the continuum of patient care and offers front-end and back-end integration capabilities. EMerge also minimizes the duplication of patient records, improves data access time and allows accurate linkages of disparate clinical information. EMerge provides process-level integration and an indexing system applied specifically to the healthcare industry. As of December 31, 1999, EMerge was installed in approximately 15 healthcare locations.

         HIE is currently at EMerge release level 3.1 and expects to release updates or new versions during 2000.

Client Services

         HIE offers comprehensive design, implementation, maintenance and education services related to its integration products, including:

         -        pre-implementation assessment services

         -        software implementation

         - dedicated on-site integration personnel to work with a customer's staff to define integration procedures, implement interfaces, manage the transition of the customer's staff from its old system to a new HIE solution and manage integration projects on an ongoing basis

         -        off-site management of a customer's integration needs

         - assistance for time-critical, highly complex integration projects on an as-needed basis

         - open-enrollment training courses to provide users of HIE's products with training on system essentials, intermediate level and advanced courses

         - training on system administration, project management, operating systems, networking, programming languages and record format standards

         HIE provides training courses at its facilities. In addition, the Company offers training at client-hosted facilities on an as requested basis, tutoring services and enhanced skill-building before or after training. Computer-based training is also available for certain refresher and general prerequisite training courses.

         HIE's service personnel bring significant expertise that can be used to handle a variety of integration-related projects. Examples of such projects include:

         - helping a customer analyze system configurations to improve system performance

         - designing a custom automatic backup and archiving system to protect a customer's integration infrastructure

         - evaluating a customer's record layouts and translations (a project which can be the foundation for maintaining system update records)

In addition to its integration and system administration services, HIE provides its customers with comprehensive training and 24 hours per day and 7 days per week technical support for its products via telephone, electronic mail and its web site.

Solution Sourcing(TM) Outsourcing Services

         INTEGRATION SOURCING allows the client organization, whether integrated healthcare delivery network or vendor, to outsource its integration functions to HIE. With Integration Sourcing, HIE assumes management and personnel roles, asset arrangements for hardware within the integration function, software upgrades, interface development, documentation and maintenance of interfaces and around-the-clock monitoring and support. FACILITIES SOURCING gives healthcare institutions or vendors the ability to fully outsource their computing operations to HIE.

CUSTOMERS

         HIE has two primary target customers: the healthcare enterprise (which may be a large hospital, integrated delivery network or other healthcare-delivery entity) and the healthcare software vendor. An enterprise is either a single entity with multiple departments or multiple entities that are joined together to fulfill a common mission. For example, a hospital, which has laboratory, radiology, pharmacy and other departments, is an enterprise; an integrated healthcare delivery network, which consists of hospitals, clinics, imaging centers, physicians, home healthcare providers, management service organizations, employers, payors and others, is also an enterprise. The healthcare software vendor is in the business of developing software products for the healthcare industry. Its products offer solutions to a healthcare enterprise problem, and must be integrated into the healthcare enterprise's existing information systems infrastructure.

         Since its inception in 1994, HIE has focused on providing products and services to customers in the healthcare market, and substantially all of HIE's revenue comes from customers in the healthcare market. HIE's products are currently available to customers in versions specifically designed to meet the needs of companies in the healthcare and financial industries. While approximately 90% of HIE's revenues in 1999 were generated within the United States, HIE has customers in several countries worldwide.

         No single end-user customer accounted for more than 10% of the Company's revenue in 1999, 1998 or 1997.

         Approximately 7%, 35% and 18% of HIE's total revenue in 1999, 1998 and 1997, respectively, were generated by third-party distributors of its products. No single distributor provided customers to HIE that accounted for more than 10% of HIE's revenue in either 1999 or

1997. During fiscal 1998, distributors accounted for approximately 80% of HIE's software sales, and one distributor, McKessonHBOC, accounted for approximately 40% of HIE's software license revenue and approximately 18% of HIE's total revenue.

         See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Backlog" regarding information about backlog orders.

SALES AND MARKETING

         HIE sells its products and services both through independent distributors and its direct sales force. HIE focuses on selling to the financial services market through an exclusive master reseller agreement with Trace Financial Ltd. During fiscal 1999 and 1998, distributors accounted for approximately 27% and 80%, respectively, of HIE's software sales. As of December 31, 1999, HIE employed a total of 17 individuals in its direct sales force. HIE's sales people are located throughout the United States.

         HIE's typical healthcare sales cycle is between three and nine months.

         HIE conducts extensive marketing programs including direct mail, media relations, user group and partnership relations, advertising and trade shows. HIE also sponsors an annual user conference that provides it with the opportunity to exchange information with its customers on HIE's products and trends in the industry. As of December 31, 1999, HIE employed a total of six individuals in marketing.

RESEARCH AND DEVELOPMENT

         HIE has made substantial investments in EAI technology through product development and acquisition. HIE spent $5.3 million, $5.1 million and $3.4 million on research and development activities during 1999, 1998 and 1997, respectively. Its product suite has evolved from message brokers first produced by predecessors as early as 1991. As of December 31, 1999, HIE had a development staff of 31, which included the original architects of the core EAI products. HIE categorizes its product development management into three coordinated groups:

         Research. This group is responsible for researching emerging technologies and developing prototypes for future products.

         Message Broker. This group is responsible for the development, integration and quality engineering of the Cloverleaf Integration Engine, Cloverleaf OM3 components and other messaging brokering products.

         Indexing. This group is responsible for HIE's healthcare processware product, EMerge, which is an indexing product for persons and insurance and care providers.

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

         HIE faces competition for product sales and services from a number of sources, including the following:

         - "in-house" IT departments of potential customers or distributors

         - other vendors offering EAI software directly competitive with our products, such as Software Technologies Corp.

         - other vendors offering EMPI software directly competitive with our products, such as Software Technologies Corp., Madison Technologies, Inc. and various HIS vendors

         - systems integrators and professional service organizations and consultants

         - other vendors of software that address only certain technology components of EAI solutions

         Many of these companies have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than HIE. Many of these competitors also may have well-established relationships with HIE's current and potential customers in our targeted markets. In addition, many of these competitors have extensive knowledge of EAI and may be in a better position than HIE to devote significant resources toward the development, promotion and sale of products.

         HIE believes that the principal competitive factors affecting its market include product features such as heterogeneous computing platforms, responsiveness to customer needs, scaleability, adaptability, support of a broad range of functionality, performance, ease of use, quality, price and availability of professional services for product implementation, customer service and support, effectiveness of sales and marketing efforts, and company and product reputation. Although HIE believes that it currently competes favorably with respect to such factors, there can be no assurance that it can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than HIE.

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


EMPLOYEES

         As of December 31, 1999, HIE employed 179 persons. Of these employees, 28 were engaged in sales and marketing, 99 were in services, 31 were in research and development and 21 were in general and administrative functions. None of these employees are represented by a labor union or subject to any collective bargaining agreement, and HIE has experienced no work stoppages. Management believes that its relationship with its employees is good and that the future success of HIE depends in large part on its ability to attract and retain qualified personnel.

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

OUR OPERATING RESULTS VARY SIGNIFICANTLY AND OUR PAST OPERATING RESULTS MAY NOT BE INDICATIVE OF OUR FUTURE PERFORMANCE

         Historically, the Company has not achieved year over year revenue growth. You should not use our past results to predict future operating margins and results. Additionally, we have a limited operating history upon which you can base your evaluation of our business and prospects. Prior to 1998 and during 1999, we experienced a history of losses and we have not yet been consistently profitable on an annual basis. At December 31, 1999, we had an accumulated deficit of approximately $29.8 million. Our future operating results will depend on many factors, including the following:

         -        the growth of the EAI software market

         -        the continued growth of demand for our EMerge product

         - the size and timing of orders for our products and the collection of the related accounts receivable

         -        the amount and timing of services revenue

         - the ongoing impact of the Year 2000 issue on sales of our products (See "-- Year 2000 Risks May Result in Material Adverse Effects on Our Business.")

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

         -        changes in demand for our products

         - introduction of new products or product enhancements by us or our competitors

         -        changes in prices of our products and those of our competitors

         - the effects of global economic conditions on capital expenditures for software

         - amount, availability and timing of expenditures relating to expansion of our business

         - variability in the mix of services that we perform versus those performed by our third-party service providers

         - the ability to integrate the operations and assets of acquired businesses, including the retention of key employees and contracts associated with such acquisitions

         -        the impact of the Internet on the healthcare industry

WE HAVE INCURRED LOSSES AND THERE CAN BE NO ASSURANCES REGARDING IF AND WHEN WE WILL AGAIN GENERATE POSITIVE EARNINGS

     Prior to 1998 and during 1999, we experienced a history of losses, and we have not yet been consistently profitable on an annual basis. We believe this is primarily due to the fact that we have experienced a shift in the composition of our overall revenue from relatively high-margin software license fees to the lower-margin service component of our business. Therefore, our overall gross profit has been reduced, contributing significantly to the overall losses that we have incurred. Unless we are able to generate increased unit sales of our Cloverleaf Integration Engine in the healthcare and financial/banking markets or generate significant sales from our EMerge software product, as well as develop and market new enhancements and new products, we may continue to see our lower-margin service business dominate our overall revenue composition.
If this trend continues, unless we are able to continue to make cost cutting measures, including improvements to the gross profit of the service business, such losses may continue to occur. We are unable to assure you that we will be able to remedy this situation in the near future, if at all, and therefore, there can be no assurance if and when we will return to profitability. See "--We Depend on Services Revenue." In addition, such losses have contributed to our inability in the past to satisfy certain financial covenants of our revolving line of credit, which defaults were waived by the lender. On December 31, 1999, we entered into a new line of credit agreement with no financial covenants. On February 24, 2000, we entered into an accounts receivable financing agreement, which provides for an extension of credit in order to finance receivables up to $6,000,000.
There are no financial covenants associated with this agreement.

FACTORS AFFECTING FLUCTUATIONS IN OUR QUARTERLY RESULTS

         Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Quarterly revenue and operating results depend upon, among other things, the volume and timing of customer contracts and service orders received, as well as the amount of each contract that we are able to recognize as revenue. These factors are difficult to forecast. In addition, as is common in the software industry, a significant portion of our license revenue in a given quarter historically has been recorded in the last month of that quarter. Our expense levels for each quarter, however, are based primarily on our estimates of future revenue and are largely fixed. As a result, we may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. Any significant shortfall in revenue in relation to our planned expenditures would seriously harm our business, financial condition and results of operations.

         Our Dependence On Sales To Distributors and Significant Customers May Impact Our Quarterly Results

         We use distributors to sell EAI solutions in our targeted markets. Sales of our products to a limited number of distributors may account for a significant amount of revenue for a particular quarter. For example, one distributor, Trace Financial LTD, accounted for 29% and 58% of our software revenue for the three months ended March 31, 1999 and June 30, 1999, respectively. Additionally, in the fourth quarter of 1998, sales to a major distributor accounted for almost one half of our total revenue and substantially all of our software revenue. One customer, Columbia/HCA
Healthcare Corporation, accounted for 69% of our software revenue and 23% of our total revenue for the three months ended September 30, 1999. For the three months ended December 31, 1999, one customer, Cybear, Inc., represented 66% of software revenue and 25% of our total revenue. Our distributors and significant customers may not purchase significant amounts of our products in a particular quarter, if at all. Further, changes or delays in distributor orders and the absence of significant customers in the future may cause significant variability in our revenue for any particular quarter.

         Collection Of Accounts Receivable May Impact Our Quarterly Results

         A downturn in the software market generally or other financial problems of significant customers could affect our ability to collect outstanding accounts receivable. We have been required to establish a reserve against a significant accounts receivable balance in the past. Our accounts receivable, minus an allowance for doubtful accounts of $5.2 million, were approximately $6.7 million on December 31, 1999. Delays in collection or uncollectibility of accounts receivable could harm our liquidity and working capital position.

         Seasonality May Impact Our Quarterly Results

         Our operating results have also experienced certain seasonal fluctuations. Historically, our revenue has been higher in the fourth quarter and lower in the first quarter of each year. We believe that our seasonality is due in part to the calendar year budgeting cycles of many of our customers and our incentive compensation policies, which tend to reward our sales personnel for achieving annual rather than quarterly revenue quotas. In future periods, we expect that these seasonal trends may continue to cause first quarter license revenue to decrease from the level achieved in the preceding quarter.

         As a result of these and other factors, our quarterly revenue may fluctuate significantly, and we cannot predict with certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance. It is likely that in one or more future quarters our results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock would likely decline.

OUR REVENUE IS PRIMARILY GENERATED IN THE HEALTHCARE AND FINANCIAL/BANKING
MARKETS

         Substantially all of our revenue comes from customers in the healthcare and the financial/banking markets. Sales to healthcare organizations accounted for substantially all of our total revenue for the years ended December 31, 1999 and 1998. As a result, our business, financial condition and results of operations are influenced by conditions affecting these industries. Our distributors and customers may not continue to purchase our products and services. Consequently, our failure to maintain our relationships with our current distributors and customers or to add new distributors or customers that make significant purchases of our products and services would seriously harm our business, financial condition and results of operations.

         Many healthcare organizations are consolidating to create integrated healthcare delivery systems with greater market power. These organizations may try to use their market power to negotiate price reductions for our applications and services. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater. If we were forced to reduce prices for our products or services, our operating results would suffer.

         The healthcare market itself is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause us to make unplanned enhancements of software applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by healthcare participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare market participants operate. Healthcare market participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect any proposals would have on our business. See "--Government Regulation Could Adversely Affect our Business."

         We have been selling in the financial/banking market for less than 24 months with a limited amount of success. Prior to 1999, we generated little revenue from the financial/banking market, and during 1999, approximately 14% of software revenue was generated from the financial/banking market. During 1999, we partnered with a single distributor to service this market. We cannot reasonably predict future revenue from this market due to our limited experience and sales success in this market.

OUR SOFTWARE LICENSE REVENUE IS SUBSTANTIALLY DEPENDENT ON ONE PRODUCT

         Substantially all of our software license revenue in 1998 and approximately 90% of our software license revenue in 1999 was derived from sales of our Cloverleaf Integration Engine. Our future success will depend on continued market acceptance of our Cloverleaf Integration Engine and enhancements to this product. Competition, technological change or other factors could reduce demand for, or market acceptance of, our Cloverleaf Integration Engine. A decline in demand for our Cloverleaf Integration Engine would seriously harm our business, financial condition and results of operations. To date, EMerge has only a limited sales history upon which you can base your evaluation of its prospects. If we are unable to achieve significant sales of our software products, the composition of our revenue may continue to be dominated by our lower-margin services business, which may contribute to ongoing losses.

WE DEPEND ON SERVICES REVENUE

         Services revenue represented a majority of our total revenue for 1999, 1998 and 1997. We anticipate that services revenue will continue to account for a substantial amount of our total revenue for the foreseeable future.

         - Because services revenue has lower gross margins than software license revenue, an increase in the percentage of total revenue represented by services revenue or an unexpected decrease in software license revenue could have a detrimental effect on our overall gross profit and our operating results

         - We subcontract certain product implementation, customer support and training services to third-party service providers. Revenue from these third-party service providers generally carries lower gross margins than our service business overall; as a result, our services revenue and related margins may vary from period to period, depending on the mix of revenue from third-party service providers

         - Services revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts

         If our services revenue is lower than anticipated, our business, financial condition and results of operations could be seriously harmed. Our ability to increase services revenue will depend in large part on our ability to increase the scale of our professional services organization. We may not be able to do so. In addition, we believe our success depends in part on introducing new service offerings.

WE MAY BE UNABLE TO EXPAND OUR DIRECT SALES AND PROFESSIONAL SERVICES ORGANIZATIONS

         Currently, we market our products to distributors and end-users in the healthcare market through our internal sales force and focus sales to the financial and banking markets through the agreement with Trace Financial Ltd. Additionally, clients that license our products often engage our professional services organization to assist with support, training, consulting and implementation of our EAI solutions. Our ability to achieve significant revenue growth in the future will greatly depend on our ability to recruit and train sufficient technical, customer support and direct sales personnel. Any new professional services personnel will require training and education and take time to reach full productivity. We have in the past and may in the future experience difficulty in recruiting qualified sales, technical and support personnel. To meet our needs for such personnel, we may need to use more costly third-party consultants and independent contractors to supplement our own professional services organization. Our inability to maintain an adequate direct sales force and professional services organization could seriously harm our business, financial condition and results of operations.

OUR FAILURE TO MANAGE GROWTH OF OPERATIONS INTERNALLY OR THROUGH ACQUISITIONS MAY ADVERSELY AFFECT US

         Our current information systems, procedures and controls may not continue to support any growth in our operations and may hinder our ability to exploit the market for EAI and EMPI products and services. We cannot be certain that we will continue to experience or successfully manage growth that we achieve either through growth of internal operations or through acquisitions. Our inability to sustain or manage our growth could seriously harm our business, financial condition and results of operations. To manage any growth, we must continue to:

         -        expand our sales, marketing and customer support organizations

         - invest in the development of enhancements to existing products and new products that meet changing customer needs

         -        improve our operational processes and management controls

         -        further develop our EAI and EMPI service offerings

         - successfully integrate the assets and operations of acquired businesses

         -        retain key employees and contracts

SALES AND IMPLEMENTATION CYCLES FOR OUR EAI AND EMPI SOLUTIONS CAN BE LENGTHY

         Sales cycles for our EAI and EMPI solutions can be lengthy. Our typical sales cycle to customers in the healthcare and financial/banking markets ranges between three to nine months from our initial contact with a potential customer to the sales of our solutions. We are unable to control many factors that will influence our customers' buying decisions. The sales and implementation process involves a significant technical evaluation and commitment of capital and other resources by our customers. The sale and implementation of our solutions are subject to delays due to our customers' internal budgets and procedures for approving large capital expenditures and deploying new technologies.

OUR MARKETS ARE HIGHLY COMPETITIVE

         We compete in markets that are intensely competitive. We will be required to devote a significant amount of resources to expand our presence in our targeted markets. Additionally, in order to maintain our market share in the healthcare market, we must preserve our relationships with our current customers as well as establish relationships with new customers. We expect the markets for our products and services to become more competitive as current competitors expand their product offerings and new competitors enter the market. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. Our principal competitors include:

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

         Software and Middleware Vendors

         We face competition from a variety of software and middleware vendors that provide EAI and EMPI products in different vertical markets. These competitors include:

         -        companies offering EAI products

         -        companies offering EMPI products

         -        IT consulting firms

         -        application vendors

         Systems Integrators and Professional Service Organizations

         We also may face competition from systems integrators and professional service organizations that design and develop custom systems and perform custom integration of systems and applications. Certain of these firms may possess industry-specific expertise or reputations among our potential customers. These systems integrators and consulting firms can resell our products, and we may engage in joint marketing and sales efforts with them. We may rely upon these firms for recommendations of our products during the evaluation stage of the purchase process, as well as for implementation and customer support services. These systems integrators and consulting firms may have similar, and often more established, relationships with our competitors, and there can be no assurance that these firms will not market or recommend software products that are competitive with our products.

         Many of these companies have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. Many of our competitors also may have well-established relationships with our current and potential customers in our target markets. In addition, many of these competitors have extensive knowledge of EAI and EMPI solutions and may be in a better position than we are to devote significant resources toward the development, promotion and sale of products.

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

WE MUST KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY TO REMAIN COMPETITIVE

         The market for our products is characterized by rapid technological change, such as the Internet, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products could be rendered obsolete if we fail to keep up in any of these ways. We have also found that the technological life cycles of our products are difficult to estimate, partially because they may vary according to the particular application. We believe that our future success will depend upon our ability to continue to enhance our current product line while we concurrently develop and introduce new products that keep pace with competitive and technological developments. These developments require us to continue to make substantial product development investments.

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

         -        our management of technical personnel and sub-contractors

         Future Products

         New technologies, most importantly, the Internet, have caused many changes to healthcare practices and raised the expectations of customers for timely service and efficient business processes. Even though the healthcare industry has not widely adopted these changes, we believe that the Internet will eventually touch every aspect of healthcare. We are currently adapting our business so as to facilitate the adoption of these new technologies. We cannot assure you, however, that we will be successful in developing and marketing future product enhancements or new products that respond to technological changes, shifting customer preferences or evolving industry standards. We may experience difficulties that could delay product enhancements or new products or increase our costs to develop these products. If we are unable to develop and introduce new products or enhancements of existing products in a timely and affordable manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, then customers may forego purchases of our products and purchase those of our competitors.

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

THERE ARE MANY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         While approximately 90% of our revenue for the years ended December 31, 1999 and 1998 was generated within the United States, we have customers in several countries worldwide. International sales in certain foreign markets are subject to a variety of risks, including

         - difficulties in establishing and managing international distribution channels

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

WE MAY INCUR MATERIAL COSTS IN CONNECTION WITH PRODUCT LIABILITY CLAIMS

         Because many of our clients use our products to integrate important applications in their organizations, any errors, defects or other performance problems of our products could result in financial or other damages to our clients. Additionally, we provide services to assist certain customers in identifying and correcting potential Year 2000 problems. In the event of any errors, defects or other performance problems in our products or services, our clients could seek damages for losses from us, which, if successful, could seriously harm our business, financial condition or results of operations. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. We have not experienced any product liability claims to date, however, a product liability claim brought against us, even if not successful, would likely be time consuming and costly.

YEAR 2000 RISKS MAY RESULT IN MATERIAL ADVERSE EFFECTS ON OUR BUSINESS

         The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information with the year changing to 2000. As a result, IT and non-IT systems used by many companies were upgraded to address Year 2000 problems. We formed a Year 2000 task force that has systematically evaluated all existing systems, products and key external relationships to ascertain material Year 2000 issues and solutions.

         Although our task force has completed its evaluation, due to the uncertainties still associated with the Year 2000 problem, there can be no assurance that all applications that may be affected by the problem have been detected. To date, we have not experienced any Year 2000-related errors in our systems and products, and we continue to monitor such issues. The Year 2000 issue could result in the following risks for us:

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

         - we may be subject to a claim involving our products or Year 2000 assessment services that could have a material adverse effect on our business, results of operations and financial condition

         - the spending and purchasing patterns of customers or potential customers may be affected by the Year 2000 issue as companies expend significant resources to correct or update their current systems for Year 2000 compliance or delay purchases of new software until after the Year 2000 in order to avoid implementing a formal Year 2000 compliance program with respect to the new software

GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS

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

         By virtue of our products and services provided to the healthcare industry, we are subject to extensive regulation relating to the confidentiality and release of patient records, which are included in our databases. Federal and state regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the distribution of medical records has been proposed at both the state and federal level. On August 22, 1996, President Clinton signed the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates the use of standard identifiers, security and other provisions protecting patients' confidentiality rights by the Year 2000. Regulations have been proposed to implement these requirements and we are designing our applications to comply with the proposed regulations, but cannot assure you that we will be able to comply with those proposed regulations in a timely manner or at all. Furthermore, until the proposed regulations become final, they could change, which could cause us to expend additional resources to comply with the revised standards.

         Another recent legislative change that may effect our business is the Balanced Budget Act of 1997, which significantly changes the method of payment under the Medicare and Medicaid programs, resulting in significant reductions in payments to healthcare providers for inpatient, outpatient, home health and skilled nursing services. This may affect the spending and purchasing patterns of our customers or potential customers, causing our customers to reduce their purchases of our products or postpone their investment decisions.

         In order to ensure continued compliance with changing government standards and regulations, we monitor regulations affecting our business, including those that will be mandated by HIPAA. We cannot assure you that changes to state or federal laws will not materially restrict the ability of healthcare organizations to invest in our products or submit information from patient records using our software products.

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

         - changes in securities analysts' estimates (or the failures to meet such estimates)

         -        announcements of technological innovations

         -        customer and distributor relationship developments

         -        conditions affecting our targeted markets in general

         -        quarterly fluctuations in our revenue and financial results

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If this were to happen to us, litigation would be expensive and would divert management's attention.

YOU MAY EXPERIENCE DILUTION IF THE PRICE OF OUR COMMON STOCK DECREASES

         If the price of our common stock decreases, we may be obligated to issue additional shares of common stock. The conversion price of our Series B Cumulative Convertible Exchangeable Preferred Stock will be reset on June 20, 2000 if the average price of our common stock for the five business days prior to June 20, 2000 is less than $2.1491. Additionally, in connection with a recent acquisition, we issued shares of our common stock with an aggregate value of $5.5 million, or $4.207 per share. At any time on or before September 14, 2000, if the average price of our common stock falls below $4.207 for any 10-day trading period, we may be required to issue additional shares of common stock so that the aggregate value of the stock held by that shareholder remains equal to $5.5 million. To the extent that additional shares of our common stock are issuable due to a decrease in our stock price, our shareholders will experience dilution of their ownership percentages.

CERTAIN EVENTS COULD RESULT IN OUR BEING DELISTED FROM NASDAQ, WHICH COULD REDUCE OUR ABILITY TO RAISE FUNDS

         If our stock price or net tangible assets were to drop below specified levels, certain Nasdaq regulations would require the delisting of our shares. Accordingly, our common stock could no longer be traded on Nasdaq. In such an event, our shares could only be traded on over-the-counter bulletin board systems. If our stock were to be delisted, then we may face significant difficulties in raising additional capital on favorable terms, if at all. Delisting would also negatively affect shareholder liquidity.

ITEM 2.  PROPERTIES

         HIE leases approximately 12,637 square feet of office space under two leases in Marietta, Georgia for its principal executive and administrative offices and its corporate sales, marketing and research and development facilities. The lease relating to 3,322 square feet expires in February 2001 and the lease for 9,315 square feet expires February 2003. These two leases combined require monthly rental payments of approximately $21,106. HIE also leases approximately 27,533 square feet of office space in Dallas, Texas for most of its services personnel for monthly rental payments of approximately $60,348, pursuant to a lease which expires in January 2006. HIE also leases approximately 9,550 square feet of office space in Columbus, Ohio for services and product development personnel for monthly rental payments of approximately $9,152, pursuant to a lease which expires in July 2002.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date hereof, there are no material legal proceedings pending against HIE. From time to time, HIE is involved in legal proceedings and litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the current executive officers of HIE. Certain information as of December 31, 1999 relating to the executive officers, which has been furnished to HIE by the individuals named, is set forth below.

         NAME                          AGE             POSITION
         ----                          ---             --------
         Robert I. Murrie              54     President, Chief Executive Officer and Director
         Joseph A. Blankenship         30     Senior Vice President - Finance, Chief Financial Officer,
                                              Treasurer and Secretary
         Mark D. Shary                 40     Senior Vice President - Business Development and Director
         Carolyn R. Jolley             50     Senior Vice President - Client Services
         Michael T. McGuire            51     Senior Vice President - Sales
         Shannon Bradshaw Hodges       40     Senior Vice President - Marketing
         Deborah L. Dean               33     Senior Vice President - Research and Development
         Lisa M. Maguire               29     Vice President - Controller, Chief Accounting Officer,
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

         Joseph A. Blankenship has served as Senior Vice President - Finance, Chief Financial Officer, Secretary and Treasurer of HIE since July 1999. He previously served as Vice President - Controller, Chief Accounting Officer, Assistant Treasurer and Assistant Secretary of HIE from January 1999 through June 1999. Mr. Blankenship served as Corporate Controller of Decorative Home Accents, Inc., a textile manufacturer, from October 1996 to December 1998, and as Director of Accounting of Allegiant Physician Services, Inc., a healthcare services company, from April 1994 to October 1996.

         Mark D. Shary has served as a director of HIE since June 1998 and as Senior Vice President - Business Development since February 1999. He previously served as Senior Vice President - Product Planning of HIE from May 1998 through January 1999 and as Chief Financial Officer, Treasurer and Secretary of HIE from May 1998 until November 1998. Mr. Shary joined HIE when HIE acquired HUBLink, Inc. in May 1998, where he had served as Chief Executive Officer since founding that company in 1992. From 1982 until 1992, Mr. Shary served in a number of executive and staff capacities at Ernst & Young LLP, including Senior Manager from 1989 to 1992.

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

         Michael McGuire has served as Senior Vice President - Sales of HIE since March 1999. Prior to joining HIE, Mr. McGuire was President of the Service Division of Eclipsys Corporation, responsible for a $54 million healthcare service business that included facilities management, remote processing, hardware maintenance, network solutions, desktop services and consulting. From 1995 to 1997, Mr. McGuire was President and CEO of National Healthtech, a wholly-owned subsidiary of Affiliated Computer Services. Prior to that, Mr. McGuire spent 10 years in various management roles at HBO & Company, including VP-Mainframe Sales, VP-Outsourcing Services and VP-Quality.

         Shannon B. Hodges has served as Senior Vice President - Marketing of HIE since December 1999. She previously served as Vice President - Marketing of HIE from March 1998 to November 1999. Prior to joining HIE, Ms. Hodges served as an independent healthcare software consultant from June 1996 to March 1998; as Vice President of Product Development for Nurse On Call from February 1992 to June 1996; as Vice President of Nurse On Call from January 1990 to February 1992; and as Director of Marketing for Labthermics Technologies, an IDE-stage medical device manufacturer, from June 1986 to January 1990.

         Deborah L. Dean has served as Senior Vice President - Research and Development since December 1999. She previously served as Vice President - Research and Development from February 1999 to November 1999. Ms. Dean joined HIE when HIE acquired Criterion Health Systems, where Ms. Dean was Vice-President of Research and Development since November 1994. Prior to joining HIE, Ms. Dean was Director of Customer Services and subsequently Vice President of Customer Services at Inforum/Medstat, Inc., a healthcare decision support company, from November 1994 to November 1990. Prior to that Ms. Dean spent 3 years at St. Bernard's Regional Medical Center in various Information Systems roles.

         Lisa M. Maguire has served as Vice President - Controller, Chief Accounting Officer, Assistant Treasurer and Assistant Secretary since December 1999. Ms. Maguire has 6 years of experience with KPMG LLP, including manager from June 1998 to October 1999 in the Information, Communication and Entertainment industry group, in which she served mostly software and other high-tech clients.

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

                                                      HIGH            LOW
                                               ---------------- ---------------

         1998
              First Quarter..................      $  2.97          $  1.44
              Second Quarter.................         4.28             2.63
              Third Quarter..................         4.81             2.81
              Fourth Quarter.................         5.47             1.94

         1999
              First Quarter..................      $ 10.25          $  3.37
              Second Quarter.................         4.25             2.00
              Third Quarter..................         3.06             1.75
              Fourth Quarter.................         3.94             1.53

         As of March 9, 2000, there were approximately 1,908 holders of record of HIE's common stock.

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

         On December 21, 1999, HIE and Cybear, Inc., an unrelated third-party customer, entered into a convertible note and warrant purchase agreement pursuant to which HIE obtained a $3 million working capital loan with interest payable quarterly at a rate of 7.8% per annum and the principal payable on December 21, 2000. The note is convertible at maturity at the holder's option into that number of shares of the Company's common stock determined by dividing the outstanding principal amount by $3.19 (approximately 940,439 shares). The warrant purchase agreement entitles the holder to purchase 47,022 shares of the Company's common stock at any time on or before December 21, 2004 at an exercise price of $3.19 per share. The shares of common stock underlying the convertible note and the warrant purchase agreement are subject to piggyback registration rights. This transaction was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. In addition, the parties were sophisticated investors and had access to information about the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with HIE's consolidated financial statements and related notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report. The selected consolidated financial statement data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are derived from HIE's audited consolidated financial statements and give retroactive effect to the 1998 merger of a subsidiary of HIE and HUBLink, Inc., which merger was accounted for as a pooling of interests. Historical results are not necessarily indicative of results of operations to be expected in the future.






                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                     1999         1998          1997          1996         1995
                                                   --------      -------      --------       -------     --------
                                                              (In thousands, except for per share data)
STATEMENTS OF OPERATIONS:
Total revenue ................................     $ 25,315      $27,184      $ 18,064       $20,243     $ 11,248

Operating earnings (loss) ....................     $ (7,977)     $ 1,599*     $ (8,506)*     $   497     $ (9,891)*

Net earnings (loss) attributable to common
shareholders .................................     $ (8,504)     $ 1,498*     $ (8,596)*     $   107     $(10,961)*
Diluted net earnings (loss) per share of .....     $  (0.34)     $  0.06*     $  (0.38)*     $  0.01     $  (0.60)*
   common stock
Shares used in the calculation of diluted
   net earnings (loss) per share of common
   stock .....................................       25,347       24,867        22,587        21,277       18,302


* Includes non-recurring pre-tax and after-tax charges of $1,060, $6,396 and $5,435, or $0.04, $0.28 and $0.30 net loss per share, in 1998, 1997 and 1995, respectively (see Notes 1 and 2 of Notes to Consolidated Financial Statements included herein).

                                                                      AS OF DECEMBER 31,
                                                  ---------------------------------------------------------
                                                    1999        1998          1997        1996        1995
                                                  -------     -------     ---------     -------     -------
                                                                        (In thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Total assets ................................     $27,267     $31,535     $4 28,940     $33,085     $22,793
Long-term debt and obligations under
   capital leases, excluding current
   installments .............................     $   254     $   642     $     316     $ 4,316     $ 5,462

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

OVERVIEW

         HIE develops and markets EAI solutions and provides related implementation, maintenance and support services and education to companies seeking to connect their disparate software applications and data repositories. HIE has served customers in the healthcare market since 1994 and in 1998 began providing its software and services to financial institutions. HIE's products are designed to enable companies to more effectively administer the disparate elements of their IT systems by linking both new and existing software to form a more efficient IT environment.

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

         HIE sells its software products to distributors and application vendors, as well as directly to end-users. Software license sales are comprised of (1) full-use licenses, which provide the end-user with full functionality of the product and (2) limited-use licenses, which restrict the functionality of the product or the number of application interfaces. A typical distributor or application vendor agreement includes an initial purchase of software for resale with additional licenses purchased periodically during the term of the agreement. Sales directly to end-users are generally for perpetual licenses for a one-time, up-front fee.

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

         Services revenue includes fees for product implementation and integration services, software support and maintenance agreements and education. Product implementation and integration services are generally provided under contracts with terms of less than one year. Revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on a percentage-of-completion basis, even though some services may be prepaid. Software support and maintenance services are generally provided under one-year renewable service contracts for a prepaid standard fee. Revenue is recognized ratably on a straight-line basis over the term of the contract. Education classes are provided for a standard per-student charge and revenue is recognized as the service is provided.

         Research and development expenses are accounted for in accordance with the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on HIE's product development model, technological feasibility is established upon completion of a working model. In 1999 and 1998, HIE capitalized $1.3 million and $1.2 million, respectively, of software development costs in accordance with SFAS 86.

RESULTS OF OPERATIONS

         The following table sets forth both HIE's total revenue and the percentage of total revenue (unless otherwise indicated) for each component included in HIE's Consolidated Statements of Operations for the years indicated:


                                                                        YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1999            1998            1997
                                                             ---------       ---------       ---------

Total HIE Revenue (in 000's) ...........................     $  25,315       $  27,184       $  18,064

Revenue:
     Software ..........................................          27.6%           45.7%           40.9%
     Services and other ................................          72.4%           54.3%           59.1%
                                                             ---------       ---------       ---------
         Total revenue .................................         100.0%          100.0%          100.0%
                                                             ---------       ---------       ---------

Cost of revenue:
     Software (as a% of software revenue) ..............          19.2%            6.9%           13.9%
     Services and other (as a% of services and other
       revenue) ........................................          55.6%           48.1%           56.4%
         Total cost of revenue .........................          45.6%           29.3%           39.0%
                                                             ---------       ---------       ---------

         Gross profit ..................................          54.4%           70.7%           61.0%

Operating expenses:
     Sales and marketing ...............................          27.5%           24.5%           29.7%
     Research and development ..........................          16.0%           14.3%           16.5%
     General and administrative ........................          21.9%           21.1%           24.0%
      Provision for doubtful accounts ..................          20.5%            1.0%            2.5%
     Merger costs ......................................            --%            3.9%             --%
     Obsolete software and other write-offs ............            --%             --%           25.7%
     Purchased in-process research and development .....            --%             --%            9.7%
                                                             ---------       ---------       ---------
         Operating earnings (loss) .....................         (31.5)%           5.9%          (47.1)%

Losses of affiliate ....................................            --%             --%           (0.8)%
Interest expense .......................................          (2.1)%          (1.0)%          (2.4)%
Interest income ........................................           0.1%            0.6%            2.7%
                                                             ---------       ---------       ---------
         Earnings (loss) before income taxes ...........         (33.5)%           5.5%          (47.6)%

Income taxes ...........................................            --%             --%             --%
                                                             ---------       ---------       ---------

         Net earnings (loss) ...........................         (33.5)%           5.5%          (47.6)%
                                                            ==========       =========       =========

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenue

         Revenue decreased by 7% to $25.3 million in the year ended December 31, 1999 from $27.2 million in the year ended December 31, 1998. The Company experienced a decrease in software revenue, which was partially offset by an increase in services and other revenue.

         Software. Software license revenue decreased by 44% to $7.0 million in the year ended December 31, 1999 from $12.4 million in the year ended December 31, 1998. As a percentage of total revenue, software license revenue decreased to 27.6% in the year ended December 31, 1999 from 45.7% in the year ended December 31, 1998. Management believes that the dollar decrease in software revenue was primarily attributable to the impact of the Year 2000 issue as customers or potential customers used significant resources to correct or update their existing systems for Year 2000 compliance and delayed purchases of new software until the Year 2000 due to limited budgets or in order to avoid implementing a formal Year 2000 compliance program with respect to the new software. Management believes this negative impact on software license revenue as a result of Year 2000 will lessen over the first half of 2000. The decrease in software revenue as a percentage of total revenue resulted from the decrease in software revenue previously discussed and the increase in service revenue discussed below.

         Services and other. Services and other revenue increased by 24% to $18.3 million in the year ended December 31, 1999 from $14.8 million in the year ended December 31, 1998. As a percentage of total revenue, services and other revenue increased to 72.4% in the year ended December 31, 1999 from 54.3% in the year ended December 31, 1998. The dollar increase in services and other revenue was primarily due to an increase in the sale and completion of projects. The increase in services and other revenue as a percentage of total revenue was primarily due to decreased software sales during the year ended December 31, 1999.

         Cost of Revenue

         Software. Cost of software license revenue consists principally of royalty payments to third parties for software products that were sold with HIE's products, software purchased from third parties for resale, and amortization of capitalized software development costs. Cost of software license revenue increased by 58% to $1.3 million in the year ended December 31, 1999 from $852,000 in the year ended December 31, 1998. As a percentage of software license revenue, cost of software license revenue increased to 19.2% in the year ended December 31, 1999 from 6.9% in the year ended December 31, 1998. Cost of software revenue increased due to an increase in amortization of capitalized software for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase in cost of software revenue as a percentage of software revenue was a result of decreased software sales and the increase in amortization of capitalized software during the year ended December 31, 1999 compared to the year ended December 31, 1998, as previously discussed.

         Services and other. Cost of services and other revenue consists primarily of personnel, contract services, facility and systems costs incurred in providing product implementation, integration projects, maintenance, consulting and education services. Cost of services and other revenue increased by 44% to $10.2 million in the year ended December 31, 1999 from $7.1 million in the year ended December 31, 1998. As a percentage of services and other revenue, cost of services and other revenue increased to 55.6% in the year ended December 31, 1999 from 48.1% in the year ended December 31, 1998. The dollar increase in cost of services and other revenue was primarily due to an increase in service personnel necessary to complete service projects. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to an increase in service personnel and the related startup time to train and educate new staff.

         Operating Expenses

         Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses. Sales and marketing expense increased by 4% to $7.0 million in the year ended December 31, 1999 from $6.7 million in the year ended December 31, 1998. As a percentage of total revenue, sales and marketing expense increased to 27.5% in the year ended December 31, 1999 from 24.5% in the year ended December 31, 1998. The dollar increase in sales and marketing expense was primarily due to additional sales personnel to market solutions developed for financial/banking markets. The increase in sales and marketing expense as a percentage of total revenue was primarily attributable to the addition of sales personnel, discussed above, and to a decrease in software sales for 1999.

         Research and development. Research and development expense includes personnel costs, contract services, and travel associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expense increased by 4% to $4.0 million in the year ended December 31, 1999 from $3.9 million in the year ended December 31, 1998. As a percentage of total revenue, research and development expense increased to 16.0% in the year ended December 31, 1999 from 14.3% in the year ended December 31, 1998. Research and development expense increased due to an increase in development costs for solutions in the financial/banking market. Additionally, research and development expenses increased due to development costs for solutions that complement the Company's existing products. Capitalized costs related to internally developed software remained relatively consistent at $1.3 million in the year ended December 31, 1999 compared to $1.2 million in the year ended December 31, 1998.

         General and administrative. General and administrative expense consists primarily of personnel costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of HIE. General and administrative expense decreased by 4% to $5.5 million in the year ended December 31, 1999 from $5.7 million in the year ended December 31, 1998. As a percentage of total revenue, general and administrative expense increased to 21.9% in the year ended December 31, 1999 from 21.1% in the year ended December 31, 1998. The slight increase in general and administrative expense as a percentage of total revenue was primarily due to the decrease in software sales for the year ended December 31, 1999.

         Provision for doubtful accounts. The provision for doubtful accounts increased to $5.2 million in the year ended December 31, 1999 from $270,000 in the year ended December 31,

1998. As a percentage of total revenue, the provision for doubtful accounts increased to 20.5% in the year ended December 31, 1999 from 1.0% in the year ended December 31, 1998. The increase in the provision for doubtful accounts was primarily due to (1) one distributor's failure to pay the majority of its receivable balance when it became due on December 31, 1999 and (2) this distributor's failure to make a commitment of when or how much it would ultimately pay the Company.

         Income taxes. HIE had no provision for income taxes in the years ended December 31, 1999 or 1998 as a result of a net operating loss for 1999 and HIE utilizing net operating loss carryforwards in 1998. As of December 31, 1999, HIE had net operating loss carryforwards for tax reporting purposes of approximately $23.4 million, which expire at various dates from 2007 through 2019.

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

         Cost of Revenue

         Software. Cost of software license revenue consists principally of royalty payments to third parties for software products that were sold with HIE's products, software purchased from third parties for resale, and amortization of capitalized software development costs. Cost of software license revenue decreased by 17% to $852,000 in the year ended December 31, 1998 from $1.0 million in the year ended December 31, 1997. As a percentage of software license revenue, cost of software license revenue decreased to 6.9% in the year ended December 31, 1998 from 13.9% in the year ended December 31, 1997. The dollar decrease in cost of software license revenue resulted primarily from a write-off of obsolete software in late 1997 which resulted in a lower amortization of purchased software expense for 1998. The decrease in cost of software license revenue as a percentage of software license revenue was primarily due to the write-off of obsolete software in 1997 and to increased software license revenue.

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

         Research and development. Research and development expense includes personnel costs, contract services, and travel associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expense increased by 30% to $3.9 million in the year ended December 31, 1998 from $3.0 million in the year ended December 31, 1997. As a percentage of total revenue, research and development expense decreased to 14.3% in the year ended December 31, 1998 from 16.5% in the year ended December 31, 1997. The dollar increase in research and development expense was primarily due to an increase in development personnel and contract programmers needed to support planned product expansion in vertical markets other than healthcare. The decrease in research and development expense as a percentage of total revenue was primarily due to an increase in revenue and, to a lesser extent, to increased capitalization of costs related to internally developed software to $1.2 million in 1998 from $467,000 in 1997. The increased capitalization of internally developed software costs was a result of increased spending on software development projects in connection with planned expansion into additional vertical markets.

         General and administrative. General and administrative expense consists primarily of personnel costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of HIE. General and administrative expense increased by 32% to $5.7 million in the year ended December 31, 1998 from $4.3 million in the year ended December 31, 1997. As a percentage of total revenue, general and administrative expense decreased to 21.1% in the year ended December 31, 1998 from 24.0% in the year ended December 31, 1997. The dollar increase in general and administrative expense was primarily due to increases in recruiting costs, telecommunication expenses and other general and administrative expenses as a result of an overall increase in personnel and revenue growth. The decrease in general and administrative expense as a percentage of total revenue was primarily due to increased revenue and elimination of redundant costs in the second half of 1998 related to the acquisition of HUBLink, Inc. by HIE.

         Provision for doubtful accounts. The provision for doubtful accounts decreased to $270,000 in the year ended December 31, 1998 from $445,000 in the year ended December 31, 1997. As a percentage of total revenue, the provision for doubtful accounts was insignificant in both years.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had $5.6 million in cash and cash equivalents compared to $3.2 million at December 31, 1998. At December 31, 1999, HIE had negative working capital of $238,000 compared to working capital of $7.4 million at December 31, 1998. The working capital decrease was primarily attributable to the operating losses, particularly the provision for doubtful accounts and the cash purchase of property and equipment in the year ended December 31, 1999.

         Net cash provided by operating activities was $429,000 in the year ended December 31, 1999 compared to net cash used in operating activities of $3.7 million in the year ended December 31, 1998. This difference of $4.1 million was primarily due to a reduction in trade accounts receivable and other current assets.

         Net cash used in investing activities increased to $2.3 million in the year ended December 31, 1999 from $312,000 in the year ended December 31, 1998. This increased use of cash of $2.0 million was due primarily to expenditures for computer equipment and furniture due to the additional client services personnel. Additionally, HIE's sale of the Integrated Services Group in the fourth quarter of 1998 provided $1.5 million in cash for the year ended December 31, 1998 compared to $650,000 in the year ended December 31, 1999.

         Net cash provided by financing activities was $4.3 million in the year ended December 31, 1999, compared to net cash used in financing activities of $632,000 in the year ended December 31, 1998. This increase of $4.9 million in cash is a result of the issuance of a convertible note payable for $3.0 million during the year ended December 31, 1999, coupled with a $3.4 million decrease in principal payments on long-term debt for the year ended December 31, 1999 compared to the year ended December 31, 1998. In addition, HIE's net borrowings from its line of credit facilities totaled approximately $508,000 for the year ended December 31, 1999 compared to $1.5 million for the year ended December 31, 1998.

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

         At June 30, 1999, the Company was again in default of the above two financial covenants under the Credit Facility. Subsequent to June 30, 1999, the Company and the Bank amended the Credit Facility whereby the Bank waived the defaults, the interest rate was increased by 0.5% annually (to 2% over prime) and the term of the Credit Facility was extended to September 30, 1999. On September 30, 1999, the Company and the Bank again amended the Credit Facility, whereby the Bank extended the term of the Credit Facility to November 30, 1999. The Company and the Bank signed another loan amendment to extend the term to December 31, 1999.

         On December 31, 1999, the Company entered into an Amended and Restated Loan and Security Agreement with the Bank, which provides for a revolving line of credit up to $3.0 million subject to certain borrowing base limitations described in the agreement. The revolving line of credit matures on December 31, 2000, bears interest at the Bank's prime rate (8.5% at December 31, 1999) and is secured by $3.0 million of cash equivalents.

         On September 29, 1999, the Company sold 65,000 shares of a newly designated 8.5% Series B Cumulative Convertible Exchangeable Preferred Stock ("Series B Preferred Stock") to individuals in a private placement for gross proceeds of $650,000. The Series B Preferred Stock has a $10.00 per share liquidation value and provides for 8.5% cumulative annual dividends, payable quarterly in arrears beginning on December 31, 1999. The Series B Preferred Stock is convertible at any time into the Company's common stock determined by dividing (1) $10.00 by (2) $2.1491 (115% of the average of the closing bid prices of the common stock for the five business days prior to the closing date). The conversion price will be reset on June 20, 2000 if the average closing price for the Company's common stock on the preceding five business days is less than $2.1491. The Series B Preferred Stock is also exchangeable at the Company's option into subordinated notes with substantially equal terms. The Series B Preferred Stock is redeemable at 25% of the originally issued shares of Series B Preferred Stock on annual redemption dates beginning on September 30, 2002. The Series B Preferred Stock is net of unamortized financing costs of $302,000 at December 31, 1999. The financing costs are being accreted over the term of the Series B Preferred Stock.

         On December 21, 1999, the Company entered into a convertible note and warrant purchase agreement with Cybear, Inc., pursuant to which the Company obtained a $3.0 million working capital loan with interest payable quarterly at a rate of 7.8% per annum, and the principal payable on December 21, 2000. The note is convertible at maturity at the holder's option into that number of shares of the Company's common stock determined by dividing the outstanding principal amount by $3.19 (approximately 940,439 shares). The warrant purchase agreement entitles Cybear, Inc. to purchase 47,022 shares of the Company's common stock at any time before December 21, 2004, at an exercise price of $3.19 per share.

         On February 24, 2000, the Company entered into an Accounts Receivable Financing Agreement (the "Agreement") with Silicon Valley Bank, which provides for an extension of credit in order to finance receivables up to $6.0 million. The Agreement term continues through February 15, 2001 and requires finance charges equal to the Bank's prime rate plus 2%. In conjunction with the Agreement, the Company issued a Stock Purchase Warrant to the Bank, which entitles the holder to purchase 61,539 shares of the Company's common stock at any time on or before February 23, 2005 at an exercise price of $4.875 per share.

         On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets of the Integrated Solutions Division ("ISD") of Thermo Information Solutions, Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consists of 1,307,345 shares of the Company's common stock, and a warrant to purchase an additional 261,469 shares of the Company's common stock at any time on or before March 13, 2004. Thermo has a one-time right, exerciseable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of HIE common stock in the event that the average trading price of HIE common stock during the 10-day trading period prior to its election is below $4.207 per share. The acquisition will be accounted for using the purchase method of accounting.

         HIE is committed to make expenditures under non-cancelable operating leases and capital lease agreements for certain facilities and equipment. These leases expire at various dates through 2003. At December 31, 1999, HIE had $2.3 million in outstanding capital and operating lease obligations.

         As noted above, during the year ended December 31, 1999, the Company experienced a reduction in anticipated software revenue that has adversely affected the Company's current results of operations and liquidity. The Company has implemented cost control measures and cost and personnel reductions in its efforts to increase liquidity and strengthen its financial position. In addition, the Company has narrowed the focus of its commercial (non-healthcare) efforts on banking and finance by signing an exclusive distributor and license agreement with Trace Financial Ltd. This focus will result in more effective use of the Company's resources and position the Company to achieve better results in that part of its business. Management is exploring strategic opportunities to maximize shareholder value and strengthen the Company's capital position. This effort could result in the raising of additional capital through the issuance of debt or equity securities, strategic alliances, business combinations, refinancings or some combination thereof. However, there can be no assurance that the Company will be successful in its attempt to strengthen its liquidity position.

         Based on the Company's business plan and business model projections, the Company believes that currently available cash and anticipated cash flows from operating activities will be sufficient to meet the Company's capital requirements for at least the next twelve months and the foreseeable future.

BACKLOG

         As of December 31, 1999, HIE's revenue backlog totaled $9.3 million compared with $8.7 million as of December 31, 1998. Revenue backlog is comprised of maintenance fees paid in advance, contracted implementation services and other unearned revenue relating to accepted orders or agreements for the delivery of HIE's products and services. Revenue included in backlog is generally expected to be recognized over the next twelve months. Generally, customer orders and agreements included in backlog are subject to cancellation and there can be no assurance that backlog will be realized. Consequently, backlog is not necessarily indicative of future results.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-9 ("SOP 98-9"), Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for fiscal years beginning after March 15,

1999. The Company does not believe that the adoption of SOP 98-9 will have a material effect on its revenue recognition.

YEAR 2000

         The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information beginning on January 1, 2000. HIE formed a Year 2000 task force which systematically evaluated all existing systems, products and key external relationships to ascertain material Year 2000 issues and solutions. These efforts were to ensure that its computer products were Year 2000 ready and that its internal core information technology ("IT and non-IT systems") were Year 2000 ready.

         The Company successfully implemented its Year 2000 program as evidenced by the continued successful operation of its computer products and core internal IT and non-IT systems. Further, the Company has not encountered any significant problems with its third party customers, financial institutions, vendors and others with whom it conducts business. To date, we have not experienced any Year 2000 problems. If any of our third-party suppliers experience Year 2000 disruptions, the Company may incur costs to develop alternative ways of managing the affected aspects of the business. The Company will continue to monitor its product performance and core IT and non-IT systems throughout 2000 to ensure ongoing performance. While there can be no assurance that no Year 2000-related issues may arise, as of December 31, 1999, the Company believes, based on information currently available, that Year 2000 related events are not likely to have a material effect on its results of operations, financial condition or liquidity. HIE did not incur any material costs directly associated with its Year 2000 readiness efforts.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate risk on its line of credit (variable rate debt), convertible note payable (fixed rate debt) and obligations under capital leases (fixed rate debt). The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and (iii) the impact of interest rate movements on the Company's ability to obtain adequate financing for future operations. The Company manages interest rate risk on its outstanding long-term and short-term debt through its use of fixed and variable rate debt. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an on-going basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997

     Independent Auditors' Report....................................F-1
     Consolidated Balance Sheets.....................................F-2
     Consolidated Statements of Operations...........................F-3
     Consolidated Statements of Shareholders' Equity.................F-4
     Consolidated Statements of Cash Flows...........................F-5
     Notes to Consolidated Financial Statements......................F-7

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
HIE, Inc.


We have audited the accompanying consolidated balance sheets of HIE, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIE, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                          /s/ KPMG LLP


Atlanta, Georgia
January 25, 2000, except as to note 15,
which is as of March 13, 2000

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                  December 31,
                                                                                             ----------------------
                                                                                               1999          1998
                                                                                             --------      --------
ASSETS
Current assets:
  Cash and cash equivalents (note 1(c) and 6)                                                $  5,609      $  3,167
  Trade accounts receivable, net of allowance for doubtful accounts (note 3)                    6,662        12,996
  Other current assets (note 7)                                                                 1,421         1,854
                                                                                             --------      --------
    Total current assets                                                                       13,692        18,017

Purchased software, net (note 1(e))                                                             1,266         1,946
Capitalized software development costs, net (note 1(f))                                         2,425         1,606
Property and equipment, net (note 4)                                                            2,908         2,289
Excess of cost over net assets of businesses acquired, net (note 1(h) and 2)                    6,887         7,535
Other assets                                                                                       89           142
                                                                                             --------      --------
    Total assets                                                                             $ 27,267      $ 31,535
                                                                                             ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt and obligations under capital leases (note 6)       $  6,363      $  2,926
  Accounts payable, principally trade                                                           1,211         1,276
  Accrued liabilities (note 5)                                                                  1,773         1,703
  Deferred revenue                                                                              4,583         4,690
                                                                                             --------      --------
    Total current liabilities                                                                  13,930        10,595

Long-term debt and obligations under capital leases, excluding current
  installments (note 6)                                                                           254           642
                                                                                             --------      --------
    Total liabilities                                                                          14,184        11,237
                                                                                             --------      --------

Series B Cumulative Convertible Exchangeable Preferred Stock; designated 550 shares;
   65 shares issued and outstanding at December 31, 1999; net of issuance costs (note 8)          348            --

Shareholders' equity (note 9):
  Preferred stock, without par value. Authorized 20,000 shares;
    designated Series A cumulative preferred stock 500 shares; issued none                         --            --
  Common stock, $0.01 par value. Authorized 50,000 shares; 25,555 and 24,972
    issued and outstanding shares at December 31, 1999 and 1998, respectively                     256           250
  Additional paid-in capital                                                                   42,236        41,301
  Accumulated deficit                                                                         (29,757)      (21,253)
                                                                                             --------      --------
    Total shareholders' equity                                                                 12,735        20,298
                                                                                             --------      --------

Commitments (note 12)

Total liabilities and shareholders' equity                                                   $ 27,267      $ 31,535
                                                                                             ========      ========

See accompanying notes to consolidated financial statements.

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              Years ended December 31,
                                                                       ------------------------------------
                                                                         1999          1998          1997
                                                                       --------      --------      --------
Revenue (note 13):
  Software                                                             $  6,982      $ 12,432      $  7,388
  Services and other                                                     18,333        14,752        10,676
                                                                       --------      --------      --------
    Total revenue                                                        25,315        27,184        18,064
                                                                       --------      --------      --------

Cost of revenue:
  Software                                                                1,343           852         1,026
  Services and other                                                     10,193         7,102         6,025
                                                                       --------      --------      --------
    Total cost of revenue                                                11,536         7,954         7,051
                                                                       --------      --------      --------

    Gross profit                                                         13,779        19,230        11,013

Operating expenses:
  Sales and marketing                                                     6,969         6,672         5,362
  Research and development                                                4,047         3,882         2,977
  General and administrative                                              5,545         5,747         4,339
  Provision for doubtful accounts                                         5,195           270           445
  Merger costs (notes 1(k) and 2)                                            --         1,060            --
  Obsolete software and other write-offs (note 1(k))                         --            --         4,650
  Purchased in-process research and development (notes 1(k) and 2)           --            --         1,746
                                                                       --------      --------      --------
    Operating earnings (loss)                                            (7,977)        1,599        (8,506)

Losses of affiliate (note 2)                                                 --            --          (151)
Interest expense                                                           (529)         (254)         (436)
Interest income                                                              33           153           497
                                                                       --------      --------      --------
    Earnings (loss) before income taxes                                  (8,473)        1,498        (8,596)

Income taxes (note 7)                                                        --            --            --
                                                                       --------      --------      --------

    Net earnings (loss)                                                  (8,473)        1,498        (8,596)

Accretion of Series B Preferred Stock                                       (17)           --            --
Series B Preferred Stock dividend requirement                               (14)           --            --
                                                                       --------      --------      --------

Net earnings (loss) attributable to common shareholders                $ (8,504)     $  1,498      $ (8,596)
                                                                       ========      ========      ========

Net earnings (loss) per share of common stock:
  Basic                                                                $  (0.34)     $   0.06      $  (0.38)
                                                                       ========      ========      ========
  Diluted                                                              $  (0.34)     $   0.06      $  (0.38)
                                                                       ========      ========      ========

Shares used in the calculation of net earnings (loss) per share of common stock:
  Basic                                                                  25,347        24,031        22,587
                                                                       ========      ========      ========
  Diluted                                                                25,347        24,867        22,587
                                                                       ========      ========      ========

See accompanying notes to consolidated financial statements.

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     Common Stock        Additional                                       Total
                                                 ---------------------     Paid-in        Deferred     Accumulated    Shareholders'
                                                   Shares      Amount      Capital      Compensation     Deficit          Equity
                                                 ---------    --------     -------      ------------   -----------   --------------
Balance at December 31, 1996                       22,592       $226       $ 35,555        $ (23)       $(14,155)       $ 21,603
Issuance of common stock in an acquisition            416          4          1,095           --              --           1,099
Issuance of common stock in private
  offerings, net of offering expenses of $20          280          3          1,236           --              --           1,239
Stock options exercised                               193          2             31           --              --              33
Employee stock plan purchases                          82          1            169           --              --             170
Deferred compensation related to granting
  of stock options                                     --         --            233         (233)             --              --
Amortization of deferred compensation, net
  of forfeitures                                       --         --            (39)         183              --             144
Net loss                                               --         --             --           --          (8,596)         (8,596)
                                                   ------       ----       --------        -----        --------        --------
Balance at December 31, 1997                       23,563        236         38,280          (73)        (22,751)         15,692
Issuance of common stock in satisfaction of
  investment banker advisory fee                      100          1            405           --              --             406
Issuance of common stock in satisfaction of
  note payable to HUBLink shareholder                 125          1            507           --              --             508
Stock options exercised                             1,092         11          1,491           --              --           1,502
Employee stock plan purchases                          92          1            140           --              --             141
Amortization of deferred compensation, net
  of forfeitures                                       --         --             --           73              --              73
Income tax benefits arising from stock
option exercises                                       --         --            478           --              --             478
Net earnings                                           --         --             --           --           1,498           1,498
                                                   ------       ----       --------        -----        --------        --------
Balance at December 31, 1998                       24,972        250         41,301           --         (21,253)         20,298
Stock options exercised                               402          4            571           --              --             575
Employee stock plan purchases                         106          1            217           --              --             218
Exercise of warrants                                   75          1            103           --              --             104
Issuance of warrants in conjunction with
  obtaining loan                                       --         --             44           --              --              44
Accretion of discount on Series B
  Preferred Stock                                      --         --             --           --             (17)            (17)
Series B Preferred Stock dividends                     --         --             --           --             (14)            (14)
Net loss                                               --         --             --           --          (8,473)         (8,473)
                                                   ------       ----       --------        -----        --------        --------
Balance at December 31, 1999                       25,555       $256       $ 42,236        $  --        $(29,757)       $ 12,735
                                                   ======       ====       ========        =====        ========        ========

See accompanying notes to consolidated financial statements.

                       HIE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                                                                Years ended December 31,
                                                                           ----------------------------------
                                                                             1999         1998          1997
                                                                           -------      -------      --------

Cash flows from operating activities:
  Net earnings (loss)                                                      $(8,473)     $ 1,498      $ (8,596)
  Adjustments to reconcile net earnings (loss) to net cash provided by
  (used in) operating activities:
    Obsolete software and other write-offs                                      --           --         4,614
    Purchased in-process research and development                               --           --         1,746
    Losses of affiliate                                                         --           --           151
    Provision for doubtful accounts                                          5,195          270           445
    Depreciation and amortization                                            2,737        2,165         1,816
    Compensation related to stock options, net                                  --           73           144
    Decrease (increase) in trade accounts receivable                           889       (8,655)       (1,409)
    Decrease (increase) in other current assets                                 33         (104)         (508)
    Increase (decrease) in trade accounts payable                               85          413          (767)
    Increase (decrease) in accrued liabilities                                  70         (419)          122
    (Decrease) increase in deferred revenue                                   (107)       1,093           503
                                                                           -------      -------      --------
      Net cash provided by (used in) operating activities                      429       (3,666)       (1,739)
                                                                           -------      -------      --------

Cash flows from investing activities:
  Purchased software                                                           (51)        (112)         (445)
  Capitalized software development costs                                    (1,291)      (1,249)         (467)
  Capital expenditures                                                      (1,629)        (258)         (303)
  Change in other non-current assets and liabilities, net                       29         (210)       (1,071)
  Proceeds from disposition of business                                        650        1,517            --
                                                                           -------      -------      --------
    Net cash used in investing activities                                   (2,292)        (312)       (2,286)
                                                                           -------      -------      --------

Cash flows from financing activities:
    Proceeds from issuance of convertible note payable                       3,000           --           583
    Principal payments on long-term debt                                      (417)      (3,797)       (1,261)
    Net borrowings under line of credit                                        508        1,522           120
    Proceeds from the sale of Series B Preferred Stock, net                    331           --            --
    Preferred stock dividends                                                  (14)          --            --
    Proceeds from issuances of common stock                                    897        1,643         1,589
                                                                           -------      -------      --------
      Net cash provided by (used in) financing activities                    4,305         (632)        1,031
                                                                           -------      -------      --------

      Net increase (decrease) in cash and cash equivalents                   2,442       (4,610)       (2,994)

Cash and cash equivalents at beginning of year                               3,167        7,777        10,771
                                                                           -------      -------      --------

Cash and cash equivalents at end of year                                   $ 5,609      $ 3,167      $  7,777
                                                                           =======      =======      ========

See accompanying notes to consolidated financial statements         (continued)

                       HIE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (In thousands)

                                                                                Years ended December 31,
                                                                             ------------------------------
                                                                               1999        1998       1997
                                                                             -------     -------     ------

Supplemental disclosures of cash paid for:

  Interest                                                                   $   529     $   254     $  190
                                                                             =======     =======     ======

Supplemental disclosures of non-cash investing and financing activities:

    Equipment acquired under capital lease obligations                       $    --     $   844     $  467
                                                                             =======     =======     ======

    Obligations incurred in connection with acquisitions                     $    --     $    --     $  840
                                                                             =======     =======     ======

    Issuance of common stock in connection with an acquisition               $    --     $    --     $1,099
                                                                             =======     =======     ======

    Issuance of common stock in satisfaction of note payable
      to HUBLink shareholder                                                 $    --     $   508     $   --
                                                                             =======     =======     ======

    Issuance of common stock in satisfaction of investment
      banker advisory fee                                                    $    --     $   406     $   --
                                                                             =======     =======     ======

    Income tax benefits arising from stock option exercises                  $    --     $   478     $   --
                                                                             =======     =======     ======

    Return of purchased software                                             $   150     $    --     $   --
                                                                             =======     =======     ======

    Issuance of warrants to purchase common stock in connection
    with issuance of debt                                                    $    44     $    --     $   --
                                                                             =======     =======     ======

    Accretion of discount on Series B Preferred Stock                        $    17     $    --     $   --
                                                                             =======     =======     ======

Disposal of business:

  Assets disposed of                                                         $    --     $ 2,445     $   --
  Liabilities disposed of                                                         --        (278)        --
  Amount in/received from escrow (note 2)                                        650        (650)        --
                                                                             -------     -------     ------
    Proceeds from disposition of business                                    $   650     $ 1,517     $   --
                                                                             =======     =======     ======


See accompanying notes to consolidated financial statements.

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         (b)      Basis of Consolidated Financial Statement Presentation

                  The consolidated financial statements include the accounts of the Company and its subsidiaries, as appropriate (see note 2).

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

         (c)      Cash and Cash Equivalents

                  Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. $3,000 of cash equivalents serve as collateral on the Company's line of credit (see note 6).

         (d)      Revenue

                  Revenue is derived from the sale of integration software tools and from providing related education, consulting, project management, implementation, support and other integration services. Revenue from software licensing and support fees is recognized in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-4, Deferral of the Effective Date of Provision SOP 97-2. Software revenue is recognized based on four criteria proscribed by SOP 97-2, which are: (1) persuasive evidence of an arrangement exists,
                  (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. All service revenue is recognized as the

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                  work is performed or, in the case of a fixed fee contract, on the percentage-of-completion basis, even though some services are prepaid. Deferred revenue represents advance payments or billings for software licenses, services, or support in advance of revenue recognition.

                  In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. SOP 98-9 is effective for fiscal years beginning after March 15, 1999 and the Company does not expect a material change to its accounting for revenue recognition as a result of adopting the provisions of SOP 98-9.

                  The Company established business relationships with several new distributors in recent years and therefore, limited historical data is available on which to base estimates of future returns, allowances and warranties. Management of the Company has provided an allowance for expected returns, allowances and warranties based on historical rates. The amounts of returns, allowances and warranties ultimately incurred could differ materially in the near term from the allowances calculated.

         (e)      Purchased Software

                  Purchased software includes the cost of purchased integration software tools and the cost of software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over five years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to $581, $563 and $886 in 1999, 1998 and 1997, respectively. Accumulated amortization related to purchased software totaled $1,931 and $1,350 at December 31, 1999 and 1998, respectively.

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         (f)      Research and Development and Capitalized Software Development
                  Costs

                  Prior to the determination of technological feasibility for software tools, research and development costs are expensed as incurred. After determination of technological feasibility and before the release of the software tools for general availability, the development costs related to such tools are capitalized. These costs are being amortized ratably based on the projected revenue associated with these tools or the straight-line method over five years, whichever method results in a higher level of annual amortization. The Company capitalized $1,291, $1,249 and $467 of software development costs in 1999, 1998 and 1997, respectively. Amortization expense related to capitalized software development costs was $472, $207 and $101 in 1999, 1998 and 1997, respectively.
                  Accumulated amortization related to capitalized software development costs totaled $801 and $329 at December 31, 1999 and 1998, respectively.

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

         (h)      Excess of Cost Over Net Assets of Businesses Acquired

                  The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over 15 years. Amortization expense related to acquired businesses amounted to $672 in each of the years ended December 31, 1999, 1998 and 1997. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization related to goodwill totaled $3,283 and $2,611 at December 31, 1999 and 1998, respectively.

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         (i)      Long-Lived Assets and Long-Lived Assets to be Disposed of

                  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (j)      Stock Option Plans

                  The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings
                  (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123 (see note 9).

         (k)      Non-recurring Charges

                  The Company incurred the following non-recurring charges during 1998 and the fourth quarter of 1997:

                                                                                     Fourth
                                                                                     Quarter
                                                                        1998          1997
                                                                       ------        ------
                  Obsolete software and other write-offs               $   --        $4,650
                  Purchased in-process research and development            --         1,746
                  Merger costs                                          1,060            --
                                                                       ------        ------
                                                                       $1,060        $6,396
                                                                       ======        ======

                  Merger costs resulting from the Company's acquisition of HUBLink Inc., which was accounted for as a pooling of interests, include investment banking fees, legal and

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                  accounting fees, travel and severance costs (see note 2). The total merger costs were $1,060 during 1998.

                  During the fourth quarter of 1997, in conjunction with a change in executive management, the Company ceased selling and distributing, and consequently wrote-off, certain third-party and internally developed software, related project costs and accounts receivable, and other costs that no longer contributed to the Company's redefined business direction.

                  In connection with the acquisition of Criterion Health Strategies, Inc. during 1997, the Company recorded a non-recurring charge related to purchased in-process research and development costs for integration software tools. The amount of the non-recurring charge was equal to the estimated current fair value of specifically identified technologies for which technological feasibility had not yet been established pursuant to SFAS 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed and for which future alternative uses did not exist at the time of acquisition (see note 2).


         (l)      Income Taxes

                  The Company accounts for income taxes using the asset and liability approach in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. Income tax benefits are not recognized unless ultimate realization of such benefits is more likely than not (see note 7).


         (m)      Net Earnings (Loss) Per Share of Common Stock

                  The Company has presented net earnings (loss) per share pursuant to SFAS 128, Earnings Per Share, which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings
                  (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options, determined using the treasury stock method.

         (n)      Operating Segments

                  The Company has presented its operating segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. During 1999, the Company operated in one segment, that being the licensing of integration software

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                  products and performance of related integration services. During 1998, the Company operated in two segments: (i) the licensing of integration software products and performance of related integration services and (ii) the providing of consulting services related to information systems integration for healthcare organizations (see note 14).

         (o)      Comprehensive Income

                  No statement of comprehensive income has been included in the accompanying financial statements since the Company has no other comprehensive income.

         (p)      Reclassifications

                  Certain 1998 and 1997 amounts have been reclassified to conform to the classifications presented in the 1999 financial statements.


2.       ACQUISITIONS AND DISPOSITIONS

         Integrated Services Group

         On December 31, 1998, the Company disposed of assets comprising its Integrated Services Group ("ISG") to Superior Consulting Company, Inc., a wholly-owned subsidiary of Superior Consultant Holdings Corporation, in exchange for cash of $2,200, of which $650 was held in escrow until certain conditions were met. The amount in escrow was released on December 31, 1999, and the Company was relieved of all obligations. ISG provided consulting services related to information systems integration for healthcare organizations. ISG comprised approximately 12.3% of the Company's revenue in 1998 (see note 14). There was no gain or loss resulting from this disposal.

         HUBLink, Inc.

         In May, 1998, the Company issued 2,900 shares of its common stock in exchange for all outstanding common stock of HUBLink, Inc. ("HUBLink") of Columbus, Ohio, an integration software tool company. This business combination has been accounted for as a pooling-of-interests combination. Merger costs totaling $1,060 resulting from the Company's acquisition of HUBLink include investment banking fees, legal and accounting fees, travel and severance costs (see note 1(k)). The financial position and results of operations of the Company have been restated for all periods prior to the merger to give retroactive effect to the merger.

         Criterion Health Strategies, Inc.

         In October 1994, the Company committed to make certain loans to Criterion Health Strategies, Inc. ("CHS") of Nashville, Tennessee, a provider of data management software tools and services, with such loans being convertible into a 64% equity ownership interest in CHS. During December 1995, Massey Burch Capital Corp. ("Massey Burch") agreed to

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

         On December 31, 1997, HIE exercised the Option to acquire Massey Burch's 50% equity ownership interest in CHS, bringing HIE's equity ownership interest in CHS to 100%, in exchange for 416 shares of HIE common stock and warrants to purchase 50 shares of HIE common stock for $1.59 per share exercisable through December 2003. The warrants were exercised during 1999 (see note 9). Prior to HIE's acquisition of the majority interest in CHS, the Company's share of the losses of CHS was netted against notes receivable from CHS and shown as losses of affiliate in the accompanying consolidated financial statements. CHS' results of operations were included in the Company's consolidated statements of operations beginning on January 1, 1998.

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

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



3.       TRADE ACCOUNTS RECEIVABLE

         Trade accounts receivable is net of an allowance for doubtful accounts as follows:

                                                    December 31,
                                                 ------------------
                                                   1999       1998
                                                 -------    -------
         Trade accounts receivable               $11,822    $13,716
         Less allowance for doubtful accounts      5,160        720
                                                  ------    -------
         Trade accounts receivable, net          $ 6,662    $12,996
                                                 =======    =======


4.       PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                             December 31,
                                                           ----------------
                                                            1999      1998
                                                           ------    ------

         Machinery and equipment                           $3,027    $2,067
         Furniture and fixtures                               927       484
         Equipment under capital leases                     1,822     1,822
         Leasehold improvements                               138       110
                                                           ------    ------
                                                            5,914     4,483
         Less accumulated depreciation and amortization     3,006     2,194
                                                           ------    ------

         Net property and equipment                        $2,908    $2,289
                                                           ======    ======

5.       ACCRUED LIABILITIES

         Accrued liabilities are summarized as follows:

                                        December 31,
                                      ----------------
                                       1999      1998
                                      ------    ------
         Benefits and compensation    $  625    $1,046
         Project completion costs        444       352
         Other                           704       305
                                      ------    ------

                                      $1,773    $1,703
                                      ======    ======

6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         December 31,
                                                                                       ----------------
                                                                                         1999      1998
                                                                                       ------    ------

         Lines of credit (see below)                                                   $3,000    $2,492
         Convertible note payable, net of unaccreted discount of $42 at
            December 31, 1999 (see below)                                               2,958        --
         Obligations under capital leases - equipment leases; interest ranging from
            9% to 17% with various monthly payments and maturing at various dates
            through September 1, 2003                                                     659     1,076
                                                                                       ------    ------
                                                                                        6,617     3,568

         Less current installments                                                      6,363     2,926
                                                                                       ------    ------

         Long-term debt, excluding current installments                                $  254    $  642
                                                                                       ======    ======

         Approximate aggregate minimum annual payments due on long-term debt and capital leases subsequent to December 31, 1999 are as follows: 2000, $6,363; 2001, $213; 2002, $27; and 2003, $14.

         In August 1998, the Company entered into a $5,000 line of credit facility (the "Credit Facility") with Silicon Valley Bank (the "Bank"). On December 31, 1999, the Company entered into an Amended and Restated Loan and Security Agreement with the Bank, which provides for a revolving line of credit up to $3,000 subject to borrowing base limitations. The borrowing base is the lesser of (i) the balance of the revolving line of credit, or (ii) 100% of the cash equivalent balance held as collateral for the line of credit. The revolving line of credit matures on December 31, 2000, and bears interest at the Bank's prime rate (8.5% at December 31, 1999).

         On December 21, 1999, the Company entered into a convertible note and warrant purchase agreement with Cybear, Inc., pursuant to which the Company obtained a $3,000 working capital loan with interest payable quarterly at a rate of 7.8% per annum, and the principal payable on December 21, 2000. The note is convertible at maturity at the holder's option into that number of shares of the Company's common stock determined by dividing the outstanding principal amount by $3.19 (approximately 940 shares). The warrant purchase agreement entitles Cybear, Inc. to purchase 47 shares of the Company's common stock at any time before December 21, 2004, at an exercise price of $3.19 per share (see note 9).

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


7.     INCOME TAXES

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

       A reconciliation of the expected income tax (expense) benefit (based on the U.S. Federal statutory rate) to the actual income tax (expense) benefit is as follows:

                                                                Years ended December, 31
                                                         -------------------------------------
                                                          1999            1998           1997
                                                         -------         ------        -------
       Computed expected income tax (expense)
         benefit                                         $ 2,966         $(524)        $ 3,008
       Goodwill amortization                                (261)         (261)           (261)
       Tax benefit from stock options exercises              644            --             733
       Utilization of prior year financial
         statement losses                                     --           367              --
       Losses of affiliate                                    --            --             (53)
       (Increase) decrease in valuation allowance         (3,349)          416          (3,422)
       Other                                                  --             2              (5)
                                                         -------         -----         -------
                                                         $    --         $  --         $    --
                                                         =======         =====         =======


       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows:


                                                                             December, 31
                                                                       ------------------------
                                                                        1999             1998
                                                                       -------         -------
       Deferred tax assets (liabilities):
         Allowance for doubtful accounts                               $ 1,806         $    70
         Accruals and reserves not deducted for tax purposes                26              13
         Depreciation and amortization                                    (293)           (140)
         Net operating loss carryforwards                                8,198           6,441
         Tax credit carryforwards                                          256             260
                                                                       -------         -------
         Total gross deferred tax asset                                  9,993           6,644

       Less valuation allowance                                          9,515           6,166
                                                                       -------         -------

           Net deferred tax asset, included in other current assets    $   478         $   478
                                                                       =======         =======

         Under SFAS 109, deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that any tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) future taxable income generated by future operations. The valuation allowance for deferred income tax assets at December 31, 1999 and 1998 was $9,515 and $6,166, respectively. The net increase (decrease) in the valuation allowance for deferred income tax assets for the years ended December 31, 1999 and 1998 was $3,349 and $(416), respectively. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of existing valuation allowances at December 31, 1999.

         At December 31, 1999, the Company had the following estimated credits and net operating loss carryforwards available for Federal income tax reporting purposes to be applied against future taxable income and tax liabilities:


                                                                         Net
                                           Foreign       Business      operating
         Year of expiration                credit         credit         loss
         ------------------               --------       ---------    ----------
             2000                            $ 23        $   --       $     --
             2007                              --             3              5
             2008                              --            38            838
             2009                              --            --          2,069
             2010                              --            49          1,938
             2011                              --            34          7,160
             2012                              --           109          5,616
             2018                              --            --            777
             2019                              --            --          5,021
                                            -----        ------       --------
                                            $  23        $  233       $ 23,424
                                            =====        ======       ========


       The net operating loss carryforward of $23,424 includes deductions of approximately $5,748 related to the exercise of stock options, which will be credited to additional paid-in capital when recognized. The alternative minimum tax net operating loss carryforward approximates the regular net operating loss carryforward. A portion of the net operating loss (approximately $8,165) is limited by Section 382 of the Internal Revenue Code of 1986, as amended, to an annual utilization of approximately $749.


8.     REDEEMABLE PREFERRED STOCK

       On September 29, 1999, the Company sold 65 shares of a newly designated 8.5% Series B Cumulative Convertible Exchangeable Preferred Stock ("Series B Preferred Stock") to individuals in a private placement for gross proceeds of $650. The Series B Preferred Stock has a $10.00 per share liquidation value and provides for 8.5% cumulative annual dividends, payable quarterly in arrears beginning on December 31, 1999. The Series B

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       Preferred Stock is convertible at any time into the Company's common stock determined by dividing (1) $10.00 by (2) $2.1491 (115% of the average of the closing bid prices of the common stock for the five business days prior to the closing date). The conversion price will be reset on June 20, 2000 if the average closing price for the Company's common stock on the preceding five business days is less than $2.1491. The Series B Preferred Stock is also exchangeable at the Company's option into subordinated notes with substantially equal terms. The Series B Preferred Stock is redeemable at 25% of the originally issued shares of Series B Preferred Stock on annual redemption dates beginning on September 30, 2002. The Series B Preferred Stock is net of unamortized financing costs of $302 at December 31, 1999. The financing costs are being accreted over the term of the Series B Preferred Stock.


9.     SHAREHOLDERS' EQUITY

       Warrants

       In connection with entering into the Convertible Note and Warrant Purchase Agreement with Cybear, Inc. (see note 6), the Company issued warrants to purchase 47 shares of the Company's common stock at any time before December 21, 2004. Using the Black-Scholes option pricing model, the Company has calculated the fair market value of the warrants granted to be $44 as of the grant date. This amount was recorded as additional paid-in capital and a reduction to the Convertible Note Payable and will be amortized as interest expense over the term of the note. All 47 warrants remain outstanding as of December 31, 1999.

       On December 31, 1997, HIE issued warrants to purchase 50 shares of HIE common stock, at $1.59 per share, to Massey Burch (see note 2). In January 1999, Massey Burch exercised the warrants to purchase 42 shares of HIE common stock.

       On May 12, 1998, HIE issued a warrant to purchase 33 shares of the Company's common stock at $3.15 per share in exchange for the cancellation of warrants to purchase shares of HUBLink common stock. The warrant was exercised in December 1999.

       Private Offering

       In 1997, HUBLink issued 280 equivalent shares of HIE common stock and received proceeds of $1,239, net of offering costs of $20.

       Stock Option Plans

       The Company maintains five stock option plans for the benefit of employees and directors. A total of 6,718 shares of the Company's common stock have been authorized for issuance under these plans. Most of the stock options granted under these plans are exercisable in equal amounts over three years and expire in six to ten years. Other terms of options

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       granted under the plans are determined by the Stock Option Committee of the Company's Board of Directors, subject to the terms of the respective plans.

       The per share weighted-average fair values of stock options granted during 1999, 1998 and 1997 were $1.73, $1.20 and $1.14, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                             1999           1998         1997
                                            -------       -------       -------
       Expected volatility                   46%           44%           40%
       Expected dividend yield               none          none          none
       Risk-free interest rate              6.00%         5.30%         5.50%
       Expected life of stock options       5 years       5 years       5 years


       The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost is recognized for its stock options in the consolidated financial statements, unless the stock options are granted at an exercise price below fair value at the grant date, in which case the difference between the exercise price and the fair value is recorded as deferred compensation cost and amortized over the relevant period of benefit. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's reported net earnings (loss) and related per share amounts would have been changed to the pro forma amounts indicated below:


                                                           1999         1998         1997
                                                         -------      -------       -------
       Net earnings (loss) attributable to common
        shareholders:
         As reported                                     $(8,504)     $ 1,498       $(8,596)
         Pro forma                                        (9,231)         649        (9,301)
       Diluted net earnings (loss) per share:
         As reported                                     $ (0.34)     $  0.06       $ (0.38)
         Pro forma                                         (0.36)        0.03         (0.41)

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       A summary of stock option transactions under these plans during 1999, 1998 and 1997 is shown below:

                                                                                   Option price per share
                                                                                   ----------------------
                                                                  Number                         Weighted
                                                                of shares          Range         average
                                                                ---------          -----         -------
            Options outstanding at December 31, 1996               2,941         $0.23 - $5.88    $2.24
               Granted                                             1,242         $0.25 - $5.88    $2.74
               Exercised                                            (193)        $0.23 - $1.50    $0.93
               Canceled or expired                                  (499)        $1.31 - $5.88    $3.81
                                                                  ------
            Options outstanding at December 31, 1997               3,491         $0.23 - $5.88    $2.21
               Granted                                             1,240         $2.00 - $3.95    $2.60
               Exercised                                          (1,092)        $0.23 - $4.47    $1.38
               Canceled or expired                                (1,167)        $1.50 - $5.50    $3.20
                                                                  ------
            Options outstanding at December 31, 1998               2,472         $0.23 - $5.88    $2.27
               Granted                                             1,205         $2.11 - $8.03    $2.98
               Exercised                                            (402)        $0.23 - $4.47    $1.43
               Canceled or expired                                  (340)        $0.27 - $5.88    $3.09
                                                                  ------
            Options outstanding at December 31, 1999               2,935         $0.25 - $8.03    $2.59
                                                                  ======


            Options exercisable at December 31, 1997               1,511         $0.23 - $5.88    $1.57
                                                                  ======


            Options exercisable at December 31, 1998               1,303         $0.23 - $5.88    $1.85
                                                                  ======

            Options exercisable at December 31, 1999               1,035         $0.25 - $5.88    $2.23
                                                                  ======

       The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:


                                                     Options outstanding                 Options exercisable
                                            --------------------------------------    ------------------------
                                                         Weighted
                                                          average         Weighted                     Weighted
                                             Number      remaining        average        Number        average
       Range of                             outstanding  contractual      exercise     exercisable     exercise
       exercise prices                      at 12/31/99  life (months)     price       at 12/31/99      price
       ---------------                      --------------------------    --------    -----------      -----
       $0.23 - $2.00                            998           37           $1.60          635          $1.46
       $2.11 - $2.78                            975           94           $2.48          101          $2.47
       $2.81 - $4.81                            903           66           $3.52          274          $3.63
       $5.50 - $8.03                             59           70           $6.75           25          $5.68
                                                 --                                        --

                                              2,935           66           $2.59        1,035          $2.23
                                              =====                                     =====

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       Non-Employee Directors Stock Plan

       On October 20, 1995, the Company established a stock plan for non-employee directors whereby such directors may elect to receive all or a portion of their annual retainer fee in unrestricted shares of the Company's common stock. As of December 31, 1999, none of the 250 shares reserved for this plan have been issued.

       Stock Purchase Plan

       The Company maintains an employee stock purchase plan for all eligible employees of the Company. Participants may use up to 10% of their compensation to purchase the Company's common stock through payroll deductions for 85% of the lower of the beginning or ending stock price on a quarterly basis. Of the 400 shares of the Company's common stock reserved for issuance under this plan, 106 shares, 92 shares and 82 shares were issued during the years ended December 31, 1999, 1998 and 1997, respectively.

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

10.    EMPLOYEE BENEFIT PLANS

       Prior to July 1, 1998, the Company and certain of its subsidiaries maintained 401(k) defined contribution plans for the benefit of their employees. Effective July 1, 1998, these plans were merged and the Company adopted the HIE, Inc. 401(k) Savings and Profit Sharing Plan for the benefit of all eligible employees of the Company. The Company may

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       make discretionary matching contributions up to the maximum allowed under IRS regulations. The discretionary matching contributions vest at a rate of 25% per year beginning after the second year of service. For the years ended December 31, 1999, 1998 and 1997, the Company made discretionary matching contributions of $257, $212 and $72, respectively, to the various plans.

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

12.    COMMITMENTS

       The Company is committed under non-cancelable operating lease and capital lease agreements for facilities and equipment which expire at various dates through 2003. The future minimum annual lease payments under these leases are summarized as follows:


                                          Operating     Capital
         Year ending December 31,          Leases       Leases
         ------------------------         --------      -------
                   2000                   $  1,016      $    456
                   2001                        295           227
                   2002                        207            31
                   2003                         32            15
                Thereafter                      --            --
                                          --------      --------
                                          $  1,550           729
                                          ========


       Less interest                                          70
                                                        --------
       Present value of future minimum
       capital lease payments                           $    659
                                                        ========



       Rental expense for operating leases (excluding those with lease terms of a month or less that were not renewed) was $1,429, $962 and $918 in 1999, 1998 and 1997, respectively.

13.    MAJOR DISTRIBUTOR

       No single distributor accounted for more than 10% of the Company's revenue in 1999 or 1997. One distributor accounted for 18% of the Company's total revenue and 40% of its software revenue in 1998.

                           HIE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.    SEGMENT INFORMATION

       The Company's reportable segments are strategic business units that offer different products and services. During 1999, the Company operated in one segment, that being the licensing of integration software products and performance of related integration services. During 1998, the Company operated in two segments: (i) the licensing of integration software products and performance of related integration services ("Software") and
       (ii) the providing of consulting services related to information systems integration for healthcare organizations ("Consulting"). Prior to 1998, the Consulting business did not separately exist. On December 31, 1998, the Consulting business was sold (see note 2). The accounting policies of the segments are the same as those described in note 1. The Company evaluates performance of the segments based on revenues and operating earnings (loss) of the segments. Segment information for the year ended December 31, 1998 is as follows:


                                                     1998
                                                   --------
                Revenue:
                  Software                         $ 23,830
                  Consulting                          3,354
                                                   --------
                    Total revenue                  $ 27,184
                                                   ========

              Operating earnings (loss):
                Software                           $  2,059
                Consulting                             (460)
                                                   --------
                  Operating earnings               $  1,599
                                                   ========

15.    SUBSEQUENT EVENTS

       On February 24, 2000, the Company entered into an Accounts Receivable Financing Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), which provides for an extension of credit in order to finance receivables up to $6,000. The Agreement term continues through February 15, 2001 and requires finance charges equal to the Bank's prime rate plus 2%. In conjunction with the Agreement, the Company issued a Stock Purchase Warrant to the Bank, which entitles the holder to purchase 62 shares of the Company's common stock at any time on or before February 23, 2005 at an exercise price of $4.875 per share.

       On March 13, 2000, the Company signed an agreement to purchase certain service contracts and other assets of the Integrated Solutions Division ("ISD") of Thermo Information Solutions, Inc. ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consists of 1,307 shares of the Company's common stock, and a warrant to purchase an additional 261 shares of the Company's common stock at $4.207 per share at any time on or before March 13, 2004. The acquisition will be accounted for using the purchase method of accounting.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") captioned "Proposal 1. Election of Directors" identifies members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference.

         See also "Executive Officers of the Company" appearing in Part I hereof.

         The section of the 2000 Proxy Statement captioned "Other Matters --
Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated in this
Item 10 by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information in the section of the 2000 Proxy Statement captioned "Executive Compensation and Other Information" is incorporated in this Item 11 by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in the section of the 2000 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management" is incorporated in this Item 12 by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in the section of the 2000 Proxy Statement captioned "Certain Relationships and Related Transactions" is incorporated in this Item 13 by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as Pages F-1 through F-24 of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1999 and 1998

         Consolidated Statements of Operations -
                  Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity - Years Ended December
                  31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows - Years Ended December 31, 1999,
                  1998 and 1997

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

Exhibit
Number   Description
------   -----------

3.1 Amended and Restated Articles of Incorporation of HIE (filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

3.2 By-Laws of HIE, as amended (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

4.1 Rights Agreement dated October 23, 1995 between HIE and SunTrust Bank (filed as Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).

4.2 Form of Revised Subscription Agreement for Series B Preferred Stock (with Revised Annex I - Registration Rights) (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-90849), and incorporated herein by reference).

10.1 Agreement dated June 13, 1997 between HIE, Criterion Health Strategies, Inc. and Brenton L. Teveit (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 13, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.2 Agreement dated June 13, 1997 between HIE, Criterion Health Strategies, Inc. and J. Edward Pearson, Jr. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 13, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.3 First Amendment to Option Agreement dated December 31, 1997 between HIE and The Southern Venture Fund II, L.P. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.4 Amended and Restated Stock Purchase Warrant dated December 31, 1997 between HIE and The Southern Venture Fund II, L.P. (filed as Exhibit
         2.2 to the Company's Current Report on Form 8-K dated December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.5 Agreement and Plan of Merger dated May 12, 1998 by and among HIE, HIE Acquisition Corporation, HUBLink, Inc. and Mark D. Shary (filed as
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 12, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.6 Private Placement and Registration Rights Agreement dated as of May 12, 1998 among HIE and each of the HUBLink Parties (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 12, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.7 Loan and Security Agreement dated August 3, 1998 between HIE and Silicon Valley Bank (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.8 Loan Modification Agreement dated November 13, 1998 between HIE and Silicon Valley Bank. (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.9 Value Added Marketing Agreement dated September 8, 1998 between HIE and HBO & Company of Georgia (Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted material was filed separately with the Commission.) (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.10 First Amendment to Value Added Marketing Agreement dated March 3, 1999 between HIE and HBO & Company of Georgia. (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.11 Second Loan Modification Agreement dated May 13, 1999 between HIE, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 13, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.12 Third Loan Modification Agreement dated August 2, 1999 between HIE, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 13, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.13 Fourth Loan Modification Agreement dated September 30, 1999 between HIE, Inc. and Silicon Valley Bank (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.14 Fifth Loan Modification Agreement dated November 30, 1999 between HIE, Inc. and Silicon Valley Bank (filed as Exhibit 10 to the Company's Current Report on Form 8-K dated November 30, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.15 Non-negotiable Convertible Term Note issued December 21, 1999 by HIE, Inc. to Cybear, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 31, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.16 Stock Purchase Warrant issued December 21, 1999 by HIE, Inc. to Cybear, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 31, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.17 Registration Rights Agreement dated December 21, 1999 between HIE, Inc. and Cybear, Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 31, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.18 Amended and Restated Loan and Security Agreement dated December 31, 1999 between HIE, Inc. and Silicon Valley Bank (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 31, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.19 Accounts Receivable Financing Agreement dated February 24, 2000 between HIE, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 24, 2000 (Commission File No. 0-27056), and incorporated herein by reference).

10.20 Stock Purchase Warrant dated February 24, 2000 issued by HIE, Inc. to Silicon Valley Bank (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 24, 2000 (Commission File No. 0-27056), and incorporated herein by reference).

10.21 Asset Purchase Agreement dated March 13, 2000 between Thermo Information Solutions Inc. and HIE, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 13, 2000 (Commission File No. 0-27056), and incorporated herein by reference).

10.22 Common Stock Purchase Warrant dated March 13, 2000 issued by HIE, Inc. to Thermo Information Solutions Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 13, 2000 (Commission File No. 0-27056), and incorporated herein by reference).

10.23* Amended and Restated HIE, Inc. Non-Employee Director Stock Option Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.24* HIE Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).

10.25* Form of Director Agreement under HIE Adjustment Stock Option Plan (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.26* HIE Restated Stock Option Plan Two (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.27*   Form of Agreement under HIE Restated Stock Option Plan Two (filed as
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.28* Form of Agreement under Non-Employee Director Stock Option Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

10.29* Non-employee Directors Stock Plan (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).



11       Statement of Computation of Per Share Earnings (Loss).

21       Subsidiaries of the Company.

23       Consent of KPMG LLP.

27       Financial Data Schedule (for purposes of the Commission only).

99 Press Release of HIE dated January 26, 2000, reporting fourth quarter and year-end 1999 results (filed as Exhibit 99 to the Company's Current Report of Form 8-K dated December 31, 1999 (Commission File No. 0-27056), and incorporated herein by reference).



------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

            (b)      Reports on Form 8-K:

         During the quarter ended December 31, 1999, the Company filed two current reports on Form 8-K dated November 30, 1999 and December 31, 1999, reporting under Item 5 thereof certain modifications to its credit facility.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HIE, INC.



                                      By: /s/ Robert I. Murrie
                                         ---------------------------------------
                                         Robert I. Murrie
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

March 30, 2000

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



SIGNATURE                      TITLE                                                      DATE
---------                      -----                                                      ----

/s/ Parker H. Petit            Chairman of the Board of Directors                    March 30, 2000
-------------------------
Parker H. Petit



/s/ Robert I. Murrie           Director, President and Chief Executive Officer       March 30, 2000
-------------------------      (Principal Executive Officer)
Robert I. Murrie



/s/ Joseph A. Blankenship      Senior Vice President - Finance, Chief Financial      March 30, 2000
-------------------------      Officer, Treasurer and Secretary (Principal
Joseph A. Blankenship          Financial Officer)



/s/ Lisa M. Maguire            Vice President - Controller, Chief Accounting         March 30, 2000
-------------------------      Officer, Assistant Treasurer and Assistant
Lisa M. Maguire                Secretary (Principal Accounting Officer)



/s/ Joseph G. Bleser          Director                             March 30, 2000
--------------------------
Joseph G. Bleser


/s/ J. Terry Dewberry         Director                             March 30, 2000
--------------------------
J. Terry Dewberry


/s/ William J. Gresham, Jr.   Director                             March 30, 2000
--------------------------
William J. Gresham, Jr.


/s/ Charles R. Hatcher, Jr.   Director                             March 30, 2000
--------------------------
Charles R. Hatcher, Jr.


/s/ John W. Lawless           Director                             March 30, 2000
--------------------------
John W. Lawless


/s/ Carl E. Sanders           Director                             March 30, 2000
--------------------------
Carl E. Sanders


/s/ Mark D. Shary             Director                             March 30, 2000
--------------------------
Mark D. Shary


/s/ Donald W. Weber           Director                             March 30, 2000
--------------------------
Donald W. Weber

                          Independent Auditors' Report

The Board of Directors and Shareholders
HIE, Inc.

         Under date of January 25, 2000, we reported on the consolidated balance sheets of HIE, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1999. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Atlanta, Georgia
January 25, 2000


                                                   /s/ KPMG LLP

                                                                     SCHEDULE II



                           HIE, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)


                                        Balance                                                    Balance
                                          at         Charged to                                       at
                                       Beginning     Costs and         Other                        End of
                                       of Period      Expenses       Additions    Deductions        Period
                                       ---------      --------       ---------    ----------        ------
Allowance for Doubtful Accounts:

Year Ended December 31, 1997           $  325          $  445          $ --        $   144          $  626

Year Ended December 31, 1998           $  626          $  270          $ --        $   176          $  720

Year Ended December 31, 1999           $  720          $5,195          $250        $ 1,005          $5,160