Form 10-Q
period 2000-03-31
HEALTHCARE COM CORP
filed 2000-05-15
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                       or

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission file number 0-27056

                           Healthcare.com Corporation
                           --------------------------
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

                                    HIE, Inc.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  [X]     NO  [ ]

The number of shares outstanding of the Company's Common Stock, $ .01 par value per share, together with associated preferred stock purchase rights (the "Common Stock"), as of May 9, 2000 was 27,279,127 shares.

                       Exhibit Index is on Page 16 herein.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS) (UNAUDITED)

                                                                                MARCH 31,     DECEMBER 31,
                                                                                   2000           1999
                                                                                 --------       --------
ASSETS
Current assets:
 Cash and cash equivalents                                                       $  5,823       $  5,609
 Trade accounts receivable, less allowances of $5,042 and $5,160 at
   March 31, 2000 and December 31, 1999, respectively                              10,778          6,662
 Other current assets                                                               1,685          1,421
                                                                                 --------       --------
   Total current assets                                                            18,286         13,692

Purchased software, net of accumulated amortization of $2,086 and $1,931
 at March 31, 2000 and December 31, 1999, respectively                              1,111          1,266
Capitalized software development costs, net of accumulated amortization of
 $961 and $801 at March 31, 2000 and December 31, 1999, respectively                2,600          2,425
Property and equipment, net of accumulated depreciation of $3,274 and
 $3,006 at March 31, 2000 and December 31, 1999, respectively                       2,793          2,908
Excess of cost over net assets of businesses acquired, less accumulated amortization of $3,498 and $3,283 at March 31, 2000 and December 31,
 1999, respectively                                                                12,298          6,887
Other assets                                                                           82             89
                                                                                 --------       --------
   Total assets                                                                  $ 37,170       $ 27,267
                                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt and obligations under capital leases     $  6,333       $  6,363
 Accounts payable, principally trade                                                2,474          1,211
 Accrued liabilities                                                                2,847          1,773
 Deferred revenue                                                                   5,467          4,583
                                                                                 --------       --------
   Total current liabilities                                                       17,121         13,930

Long-term debt and obligations under capital leases, excluding current
 installments                                                                         341            254
                                                                                 --------       --------
   Total liabilities                                                               17,462         14,184
                                                                                 --------       --------
Series B Cumulative Convertible Exchangeable Preferred Stock; designated 550 shares; 25 and 65 shares issued and outstanding at March 31,
 2000 and December 31, 1999, respectively                                             161            348
                                                                                 --------       --------

Shareholders' equity:
 Preferred stock, without par value. Authorized 20,000 shares:
   Designated Series A cumulative preferred stock 500 shares; issued none              --             --
 Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,178 and 25,555 shares at March 31, 2000 and
   December 31, 1999, respectively                                                    272            256
Additional paid-in capital                                                         48,831         42,236
Accumulated deficit                                                               (29,556)       (29,757)
                                                                                 --------       --------
   Total shareholders' equity                                                      19,547         12,735
                                                                                 --------       --------
   Total liabilities and shareholders' equity                                    $ 37,170       $ 27,267
                                                                                 ========       ========
     See accompanying Notes to Condensed Consolidated Financial Statements

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
Revenue:
   Software                                        $  2,892       $    981
   Services and other                                 6,940          4,264
                                                   --------       --------
Total revenue                                         9,832          5,245
                                                   --------       --------
Cost of revenue:
   Software                                             465            251
   Services and other                                 4,469          2,294
                                                   --------       --------
Total cost of revenue                                 4,934          2,545
                                                   --------       --------

Gross profit                                          4,898          2,700
                                                   --------       --------
Operating expenses:
   Sales and marketing                                2,256          1,747
   Research and development                             904            981
   General and administrative                         1,265          1,639
                                                   --------       --------
     Total operating expenses                         4,425          4,367
                                                   --------       --------

Operating earnings (loss)                               473         (1,667)
Interest expense, net                                  (249)          (101)
                                                   --------       --------
Earnings (loss) before income taxes                     224         (1,768)
Income taxes                                             --             --
                                                   --------       --------
Net earnings (loss)                                     224         (1,768)

Accretion of Series B Preferred Stock                   (15)
Series B Preferred Stock dividend requirement            (8)            --
                                                   --------       --------
Net earnings (loss) attributable to
      common shareholders                          $    201       $ (1,768)
                                                   ========       ========
Net earnings (loss) per share of common stock:
      Basic                                        $   0.01       $  (0.07)
                                                   ========       ========
      Diluted                                      $   0.01       $  (0.07)
                                                   ========       ========

Shares used in the calculation of net
   earnings (loss) per share:
      Basic                                          25,895         25,223
                                                   ========       ========
      Diluted                                        27,221         25,223
                                                   ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                            For the Three Months Ended
                                                                                    March 31,
                                                                              ---------------------
                                                                               2000          1999
                                                                              -------       -------

Cash flows from operating activities:
  Net earnings (loss)                                                         $   224       $(1,768)
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
      Depreciation and amortization                                               816           582
      Increase in trade accounts receivable                                    (4,116)         (485)
      Increase in other current assets                                           (126)          (61)
      Increase in accounts payable, principally trade                           1,263           547
      Increase in accrued liabilities                                             539           618
      Increase (decrease) in deferred revenue                                     884           (28)
                                                                              -------       -------
        Net cash used in operating activities                                    (516)         (595)
                                                                              -------       -------

Cash flows from investing activities:
  Purchased software                                                               --           (19)
  Capitalized software development costs                                         (335)         (405)
  Capital expenditures                                                            (99)         (603)
  Cash obtained in connection with an acquisition of business                   1,000            --
  Change in other non-current assets and liabilities, net                           7            (2)
                                                                              -------       -------
        Net cash provided by (used in) investing activities                       573        (1,029)
                                                                              -------       -------

Cash flows from financing activities:
  Series B Preferred Stock dividends                                               (8)           --
  Principal payments on long-term debt, net                                      (110)         (102)
  Proceeds from issuances of common stock                                         275           537
                                                                              -------       -------
        Net cash provided by financing activities                                 157           435
                                                                              -------       -------
Net increase (decrease) in cash and cash equivalents                              214        (1,189)

Cash and cash equivalents at beginning of period                                5,609         3,167
                                                                              -------       -------
Cash and cash equivalents at end of period                                    $ 5,823       $ 1,978
                                                                              =======       =======
Supplemental disclosures of cash paid for:
  Interest                                                                    $   174       $    92
                                                                              =======       =======
Supplemental disclosures of non-cash investing and financing activities:
  Issuance of warrants to purchase common stock in connection with
  obtaining financing agreement                                               $   128       $    --
                                                                              =======       =======
  Conversion of Series B Preferred Stock into common stock                    $   202       $    --
                                                                              =======       =======
  Accretion of discount on Series B Preferred Stock                           $    15       $    --
                                                                              =======       =======
Acquisition of business:
  Fair value of assets acquired, including goodwill                           $ 5,588       $    --
  Fair value of liabilities assumed                                              (582)           --
  Fair value of common stock issued                                            (5,500)           --
  Fair value of warrants issued                                                  (506)           --
                                                                              -------       -------
        Net cash obtained in connection with an acquisition of business       $(1,000)      $    --
                                                                              =======       =======
See accompanying Notes to Condensed Consolidated Financial Statements

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
(UNAUDITED)




1.   ACCOUNTING POLICIES

     The Condensed Consolidated Financial Statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year. The condensed consolidated financial statements include the accounts of Healthcare.com Corporation and Subsidiary (formerly HIE, Inc.) (the "Company" or "Healthcare.com").

     These Condensed Consolidated Financial Statements should be read in conjunction with HIE, Inc.'s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") filed with the Securities and Exchange Commission. HIE, Inc. was renamed Healthcare.com Corporation on April 10, 2000.

     The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the 1999 Form 10-K. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year classifications.

     No statements of comprehensive income have been included in the accompanying interim financial statements since the Company has no other comprehensive income.

2.   ACQUISITION

     On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets and liabilities of the Integrated Solutions Division ("ISD") of Thermo Information Solutions Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consisted of 1,307,345 shares of the Company's common stock and a warrant to purchase an additional 261,469 shares of the Company's common stock at any time on or before March 13, 2004 at an exercise price of $4.207 per share. On the closing date, the fair value of the common stock issued was $5,500,000, determined by calculating the average closing price of the common stock several days before and after the closing date and applying a discount related to certain restrictions on the common stock. The discount applied to the calculated value of common stock issued in this transaction is supported by an independent valuation. The value of the warrant was $506,028 on the closing date, determined using the Black-Scholes option-pricing model. Thermo has a one-time right, exercisable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of Healthcare.com common stock in the event that the average trading price of Healthcare.com common stock during the 10-day trading period prior to its election is below $4.207 per share. As part of the transaction, the Company received $1,000,000 in cash for working capital purposes from Thermo. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the transaction. The acquisition resulted in acquired net assets of approximately $500 and excess of cost over net assets acquired of approximately $5,626.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
(UNAUDITED)





     The following pro forma financial information presents the combined results of operations of Healthcare.com and ISD as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Healthcare.com and ISD constituted a single entity during the quarters ended March 31, 2000 and 1999.

                                 Three Months Ended March 31,
                           ----------------------------------------
                                   2000               1999
                                  -------            -------
                                         (Unaudited)
                           (In thousands, except per share amounts)

Revenue                           $13,275            $ 9,743
                                  =======            =======
Net earnings (loss)               $   368            $(1,654)
                                  =======            =======
Net earnings (loss) per share     $  0.01            $ (0.06)
                                  =======            =======



3.   DEBT

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


4.   8.5% SERIES B CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

     During the three months ended March 31, 2000, 40,000 shares of the 65,000 originally issued shares of Series B Cumulative Convertible Exchangeable Preferred Stock were converted into 186,128 shares of common stock.


5.   SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services. Beginning January 1, 2000, the Company operates in two segments: (i) the licensing of integration software products and performance of related integration services ("Software and Services") and (ii) services provided by the Company that allow enterprises to outsource their information technology, integration and application functions to Healthcare.com ("Solution Sourcing"). Prior to 2000, the Solution Sourcing business did not separately exist. The significant portion of the Solution Sourcing business was added upon the acquisition of ISD. The Company evaluates performance of the segments based on revenue and gross profit of the segments. The Company does not allocate assets to the reportable segments. Segment information for the three months ended March 31, 2000 is as follows (in thousands):

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
(UNAUDITED)

                          Three Months
                              Ended
                            March 31,
                              2000
                          ------------
                           (Unaudited)
Revenue:
 Software and Services       $ 7,375
 Solution Sourcing             2,457
                             -------
  Total revenue              $ 9,832
                             =======
Gross profit:
 Software and Services       $ 4,355
 Solution Sourcing               543
                             -------
  Total gross profit         $ 4,898
                             =======






6.   RELATED PARTY TRANSACTION

     Matria Healthcare, Inc., whose Chairman of the Board is also the Chairman of the Board of Healthcare.com, entered into a software and services agreement with the Company during the first quarter of 2000. Software revenue from this transaction totaled $485,000 for the three months ended March 31, 2000.


7.   MAJOR CUSTOMER

     One customer accounted for 12% of the Company's total revenue and 17% of service revenue for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Actual results may differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in "Item 1. Business -- Factors That May Affect Future Performance" in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission (the "Commission"). By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Commission under the Federal securities laws.

OVERVIEW

         The Company was incorporated in Georgia in June 1994 as Healthdyne Information Enterprises, Inc., a wholly-owned subsidiary of Healthdyne, Inc., and was initially focused on providing enterprise-wide clinical information management solutions for healthcare delivery networks. In November 1995, Healthdyne, Inc. distributed all of the outstanding shares of HIE common stock in a spin-off. In October 1997, HIE redefined its strategic direction to focus on providing software products and services to support the enterprise-wide integration of information. As part of its new strategic focus, HIE (1) acquired HUBLink, Inc., a privately-held integration software product company, in May 1998 in a pooling-of-interests transaction and (2) sold assets related to certain non-strategic consulting services to Superior Consultant Holdings Corporation in December 1998. On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets of ISD. ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. On April 10, 2000, the name of the Company was changed from HIE, Inc. to Healthcare.com Corporation as part of the Company's introduction of a new healthcare, business-to-business product strategy.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (1) the Company's total revenue and (2) unless otherwise indicated, the percentage of total revenue for each component included in the Company's Condensed Consolidated Statements of
Operations:

                                                       THREE MONTHS ENDED
                                                            March 31,
                                                     -----------------------
                                                       2000           1999
                                                     --------        -------
                                                          (UNAUDITED)

Total revenue (in thousands)                          $ 9,832        $ 5,245
                                                      =======        =======

Revenue:
 Software                                                  29%            19%
 Services and other                                        71%            81%
                                                      -------        -------
Total revenue                                             100%           100%
                                                      -------        -------

Cost of revenue:
 Software (as a percentage of software revenue)            16%            26%
 Services and other (as a percentage of
  services and other revenue)                              64%            54%
Total cost of revenue                                      50%            49%
                                                      -------        -------
Gross profit                                               50%            51%
                                                      -------        -------

Operating expenses:
 Sales and marketing                                       23%            33%
 Research and development                                   9%            19%
 General and administrative                                13%            31%
                                                      -------        -------
Total operating expenses                                   45%            83%
                                                      -------        -------

Operating earnings (loss)                                   5%           (32)%

Interest expense, net                                      (3)%           (2)%
                                                      -------        -------

Earnings (loss) before income taxes                         2%           (34)%

Income taxes                                                0%             0%
                                                      -------        -------

Net earnings (loss)                                         2%           (34)%
                                                      =======        =======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUE. Revenue increased 87% to $9.8 million for the three months ended March 31, 2000 from $5.2 million for the three months ended March 31, 1999. The Company experienced increases in both software revenue and services and other revenue.

         Software. Software revenue increased 195% to $2.9 million for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999. As a percentage of total revenue, software revenue increased to 29% in the three months ended March 31, 2000 from 19% for the three months ended March 31, 1999. The dollar increase in software revenue was primarily attributable to an expanded market, which now includes e-Health vendors, for the Company's existing software products. The increase in software revenue as a percentage of total revenue resulted from the software revenue increasing at a higher percentage than the services and other revenue.

         Services and other. Services and other revenue increased 63% to $6.9 million for the three months ended March 31, 2000 from $4.3 million for the three months ended March 31, 1999. Services and other revenue as a percentage of total revenue decreased to 71% for the three months ended March 31, 2000 from 81% for the three months ended March 31, 1999. The dollar increase in services and other revenue was primarily due to additional service revenue from the acquisition of ISD effective February 25, 2000. The decrease in services and other revenue as a percentage of total revenue resulted primarily from the increase in software revenue discussed above.

COST OF REVENUE. Total cost of revenue increased 94% to $4.9 million for the three months ended March 31, 2000 from $2.5 million for the three months ended March 31, 1999.

         Software. Cost of software revenue increased $214,000 to $465,000 for the three months ended March 31, 2000 from $251,000 for the three months ended March 31, 1999. As a percentage of software revenue, cost of software revenue decreased to 16% for the three months ended March 31, 2000 from 26% for the three months ended March 31, 1999. Cost of software revenue increased due to an increase in amortization of capitalized software and an increase in royalty expense for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The decrease in cost of software revenue as a percentage of software revenue was a result of the significant dollar increase in software revenue.

         Services and other. Cost of services and other revenue increased 95% to $4.5 million for the three months ended March 31, 2000 from $2.3 million for the three months ended March 31, 1999. As a percentage of services and other revenue, cost of services and other revenue increased to 64% for the three months ended March 31, 2000 from 54% for the three months ended March 31, 1999. The dollar increase in cost of services and other revenue was primarily attributable to the acquisition of ISD during the first quarter of 2000. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to the addition of service contracts obtained upon the acquisition of ISD, which have higher cost of services than previously existing contracts.

OPERATING EXPENSES:

         Sales and marketing. Sales and marketing expense increased 29% to $2.3 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. Sales and marketing expense as a percentage of total revenue decreased to 23% for the three months ended March 31, 2000 from 33% for the three months ended March 31, 1999. The dollar increase in sales and marketing expense was primarily due to increases in salaries and commissions, coupled with marketing to an expanded market, including e-Health vendors. The decrease in sales and marketing expense as a percentage of revenue was a result of the increase in software and service revenue during the three months ended March 31, 2000.

         Research and development. Research and development expense decreased 8% to $904,000 for the three months ended March 31, 2000 from $981,000 for the three months ended March 31, 1999. Research and development expense as a percentage of total revenue decreased to 9% for the three months ended March 31, 2000 from 19% for the three months ended March 31, 1999. Research and development expense decreased due to a decrease in expenses for contract labor and other general research and development expenditures. Capitalized research and development costs were $335,000 and $405,000 for the three months ending March 31, 2000 and 1999, respectively.

         General and administrative. General and administrative expense decreased 23% to $1.3 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. General and administrative expense as a percentage of total revenue decreased to 13% for the three months ended March 31, 2000 from 31% for the three months ended March 31, 1999. The dollar decrease is a result of decreases in consulting fees, travel expenses and other general administrative expenses. The decrease in general and administrative expense as a percentage of total revenue was primarily due to the increase in software sales for the three months ended March 31, 2000.

INTEREST EXPENSE, NET. Net interest expense increased $148,000 to $249,000 for the three months ended March 31, 2000 from $101,000 for the three months ended March 31, 1999. The increase in interest expense resulted from increases in short-term debt.

INCOME TAX EXPENSE. The Company had no provision for income taxes for either the three months ended March 31, 2000 or 1999 as a result of Healthcare.com utilizing net operating loss carryforwards in 2000 and having a net operating loss for 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $1.2 million at March 31, 2000 compared to negative working capital of $238,000 at December 31, 1999. The working capital increase was primarily attributable to the acquisition of ISD.

         Net cash used in operating activities totaled $516,000 for the three months ended March 31, 2000 compared to net cash used in operating activities of $595,000 for the three months ended March 31, 1999. This decreased use of cash of $79,000 was primarily due to net earnings for the three months ended March 31, 2000 versus a net loss for the three months ended March 31, 1999, coupled with increases in accounts payable and deferred revenue, partially offset by an increase in trade accounts receivable during the three months ended March 31, 2000.

         Net cash provided by investing activities was $573,000 for the three months ended March 31, 2000 compared to net cash used in investing activities of $1.0 million for the three months ended March 31, 1999. This difference of $1.1 million was primarily due to cash obtained in connection with the ISD acquisition and a decrease in capital expenditures during the three months ended March 31, 2000.

         Net cash provided by financing activities was $157,000 for the three months ended March 31, 2000 compared to net cash provided by financing activities of $435,000 for the three months ended March 31, 1999. This decrease of $278,000 in cash provided is primarily the result of a decrease in proceeds from stock option exercises during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

         On December 31, 1999, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which provides for a revolving line of credit up to $3.0 million subject to certain borrowing base limitations described in the agreement. The revolving line of credit matures on December 31, 2000, bears interest at the Bank's prime rate (9.0% at March 31, 2000) and is secured by $3.0 million of cash equivalents.

         On February 24, 2000, the Company entered into an Accounts Receivable Financing Agreement (the "Agreement") with the Bank, which provides for an extension of credit in order to finance receivables up to $6.0 million. The Agreement term continues through February 15, 2001 and requires finance charges equal to the Bank's prime rate plus 2%. In conjunction with the Agreement, the Company issued a Stock Purchase Warrant to the Bank, which entitles the holder to purchase 61,539 shares of the Company's common stock at any time on or before February 23, 2005 at an exercise price of $4.875 per share.

         On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets and liabilities of the Integrated Solutions Division ("ISD") of Thermo Information Solutions Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consisted of 1,307,345 shares of the Company's common stock and a warrant to purchase an additional 261,469 shares of the Company's common stock at any time on or before March 13, 2004 at an exercise price of $4.207 per share. On the closing date, the fair value of the securities issued was $5,500,000, determined by calculating the average closing price of the common stock several days before and after the closing date and applying a discount related to certain restrictions on the common stock. The discount applied to the calculated value of common stock issued in this transaction is supported by an independent valuation. The value of the warrant was $506,028 on the closing date, determined using the Black-Scholes option-pricing model. Thermo has a one-time right, exercisable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of HIE common stock in the event that the average trading price of HIE common stock during the 10-day trading period prior to its election is below $4.207 per share. As part of the transaction, the Company received $1,000,000 in cash for working capital purposes from Thermo.

         Based on the Company's business plan and business model projections, the Company believes that currently available cash, anticipated cash flow from operations and borrowings under existing or future credit facilities will be sufficient to meet Healthcare.com's requirements for at least the next twelve months. Healthcare.com may seek to raise additional financing to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of favorable market conditions. In such event, or if the Company's cash needs or plans change, Healthcare.com may seek to raise additional funds by incurring debt, or by issuing equity securities, by entering into strategic relationships or through other arrangements. There can be no assurance, however, that Healthcare.com will be able to raise any additional amounts on reasonable terms, if at all.

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

         The Company successfully implemented its Year 2000 program as evidenced by the continued successful operation of its computer products and core internal IT and non-IT systems. Further, the Company has not encountered any significant problems with its third party customers, financial institutions, vendors and others with whom it conducts business. To date, we have not experienced any Year 2000 problems. If any of our third-party suppliers experience Year 2000 disruptions, the Company may incur costs to develop alternative ways of managing the affected aspects of the business. The Company will continue to monitor its product performance and core IT and non-IT systems throughout 2000 to ensure ongoing performance. While there can be no assurance that no Year 2000-related issues may arise, as of March 31, 2000, the Company believes, based on information currently available, that Year 2000 related events are not likely to have a material effect on its results of operations, financial condition or liquidity. Healthcare.com did not incur any material costs directly associated with its Year 2000 readiness efforts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds


         The Company issued warrants to purchase 61,539 shares of the Company's common stock to Silicon Valley Bank (the "Bank") on February 24, 2000 in conjunction with an Accounts Receivable Financing Agreement. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction not involving a public offering. In addition, the Bank is a sophisticated investor and had access to information about the Company.

     The Company issued 1,307,345 shares of common stock and a warrant to purchase 261,469 shares of common stock to Thermo Information Solutions Inc. ("Thermo") on March 13, 2000. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." This transaction was exempt from registration under Section 4(2) of the Securities Act, as a transaction not involving a public offering. In addition, Thermo is a sophisticated investor and had access to information about the Company.





Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               Exhibit No.          Description
               -----------          -----------
               11                   Statements of Computation of Per Share
                                    Earnings (Loss).

               27                   Financial Data Schedule (for SEC use only).


         (b)      Reports on Form 8-K

                  The Company filed a current report on Form 8-K on January 27, 2000, reporting under Item 5 thereof the amendment and restatement of a credit facility as well as the issuance of an earnings release, and filing certain exhibits under Item 7 thereof.

                  The Company filed a current report on Form 8-K on March 9, 2000, reporting under Item 5 thereof entry into an accounts receivable financing agreement and filing certain exhibits under Item 7 thereof.

                  The Company filed a current report on Form 8-K on March 28, 2000, reporting under Item 2 thereof the acquisition of the Integrated Solutions Division of Thermo Information Solutions Inc. and filing certain exhibits under Item 7 thereof.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Healthcare.com Corporation

May 15, 2000                        By: /s/ Joseph A. Blankenship
                                    --------------------------------------------
                                    Joseph A. Blankenship
                                    Senior Vice President - Chief Financial
                                    Officer, Treasurer and Secretary (duly
                                    authorized officer and principal accounting
                                    officer)

EXHIBIT INDEX

               Exhibit No.          Description

               11                   Statements of Computation of Per Share
                                    Earnings (Loss).

               27                   Financial Data Schedule (for SEC use only).