Form 10-Q
period 2000-06-30
HEALTHCARE COM CORP
filed 2000-08-11
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to        .
                                                             --------  ---------

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

                           YES [X]           NO [ ]

The number of shares outstanding of the Company's Common Stock, $.01 par value per share, together with associated preferred stock purchase rights (the "Common Stock"), as of August 4, 2000 was 28,064,029 shares.

                       Exhibit Index is on Page 20 herein.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
Part I      Financial Information


         Item 1.  Financial Statements .........................................................  3


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ....................................................  9


         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk ......................................................................... 16



Part II     Other Information


         Item 2.  Changes in Securities and Use of Proceeds .................................... 17


         Item 4.  Submission of Matters to a Vote of Security Holders .......................... 17


         Item 6.  Exhibits and Reports on Form 8-K ............................................. 18


         Signatures ............................................................................ 19

                         PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS) (UNAUDITED)

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    2000           1999
                                                                                  --------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  5,110       $  5,609
  Trade accounts receivable, less allowances of $4,461 and $5,160 at
     June 30, 2000 and December 31, 1999, respectively                              13,283          6,662
  Other current assets                                                               1,373          1,421
                                                                                  --------       --------
     Total current assets                                                           19,766         13,692

Purchased software, net of accumulated amortization of $2,241 and $1,931
  at June 30, 2000 and December 31, 1999, respectively                                 956          1,266
Capitalized software development costs, net of accumulated amortization of
  $1,140 and $801 at June 30, 2000 and December 31, 1999, respectively               2,767          2,425
Property and equipment, net of accumulated depreciation of $3,559 and
  $3,006 at June 30, 2000 and December 31, 1999, respectively                        2,710          2,908
Excess of cost over net assets of businesses acquired, less accumulated amortization of $3,805 and $3,283 at June 30, 2000 and December 31,
  1999, respectively                                                                11,966          6,887
Other assets                                                                            78             89
                                                                                  --------       --------
     Total assets                                                                 $ 38,243       $ 27,267
                                                                                  ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt and obligations under capital leases     $  6,272       $  6,363
  Accounts payable, principally trade                                                2,684          1,211
  Accrued liabilities                                                                3,007          1,773
  Deferred revenue                                                                   4,999          4,583
                                                                                  --------       --------
     Total current liabilities                                                      16,962         13,930
Long-term debt and obligations under capital leases, excluding current
  installments                                                                         293            254
                                                                                  --------       --------
     Total liabilities                                                              17,255         14,184
                                                                                  --------       --------
Series B Cumulative Convertible Exchangeable Preferred Stock; designated 550 shares; 23 and 65 shares issued and outstanding at June 30,
  2000 and December 31, 1999, respectively                                             145            348
                                                                                  --------       --------

Shareholders' equity:
  Preferred stock, without par value. Authorized 20,000 shares:
    Designated Series A cumulative preferred stock 500 shares; issued none              --             --
  Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,414 and 25,555 shares at June 30, 2000 and
    December 31, 1999, respectively                                                    274            256
  Additional paid-in capital                                                        49,274         42,236
  Accumulated deficit                                                              (28,705)       (29,757)
                                                                                  --------       --------
    Total shareholders' equity                                                      20,843         12,735
                                                                                  --------       --------
    Total liabilities and shareholders' equity                                    $ 38,243       $ 27,267
                                                                                  ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                   -----------------------       -----------------------
                                                     2000           1999           2000           1999
                                                   --------       --------       --------       --------
Revenue:
   Software                                        $  3,363       $  1,187       $  6,255       $  2,173
   Services and other                                 9,973          5,163         16,913          9,422
                                                   --------       --------       --------       --------
     Total revenue                                   13,336          6,350         23,168         11,595
                                                   --------       --------       --------       --------

Cost of revenue:
   Software                                             434            307            899            558
   Services and other                                 6,767          2,758         11,236          5,052
                                                   --------       --------       --------       --------
     Total cost of revenue                            7,201          3,065         12,135          5,610
                                                   --------       --------       --------       --------

Gross profit                                          6,135          3,285         11,033          5,985
                                                   --------       --------       --------       --------

Operating expenses:
   Sales and marketing                                2,353          1,812          4,609          3,559
   Research and development                             919          1,147          1,823          2,128
   General and administrative                         1,716          1,495          2,981          3,134
                                                   --------       --------       --------       --------
     Total operating expenses                         4,988          4,454          9,413          8,821
                                                   --------       --------       --------       --------

Operating earnings (loss)                             1,147         (1,169)         1,620         (2,836)
Interest expense, net                                  (282)           (83)          (531)          (184)
                                                   --------       --------       --------       --------

Earnings (loss) before income taxes                     865         (1,252)         1,089         (3,020)

Income taxes                                             --             --             --             --
                                                   --------       --------       --------       --------

Net earnings (loss)                                     865         (1,252)         1,089         (3,020)

Accretion of Series B Preferred Stock                    (9)            --            (24)            --
Series B Preferred Stock dividend requirement            (5)            --            (13)            --
                                                   --------       --------       --------       --------
Net earnings (loss) attributable to
     common shareholders                           $    851       $ (1,252)      $  1,052       $ (3,020)
                                                   ========       ========       ========       ========

Net earnings (loss) per share of
   common stock:
     Basic                                         $   0.03       $  (0.05)      $   0.04       $  (0.12)
                                                   ========       ========       ========       ========
     Diluted                                       $   0.03       $  (0.05)      $   0.04       $  (0.12)
                                                   ========       ========       ========       ========

Shares used in the calculation
   of net earnings (loss) per share:
     Basic                                           27,282         25,326         26,604         25,274
                                                   ========       ========       ========       ========
     Diluted                                         28,043         25,326         27,612         25,274
                                                   ========       ========       ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                              ------------------------
                                                                               2000             1999
                                                                              -------          -------
Cash flows from operating activities:
  Net earnings (loss)                                                         $ 1,089          $(3,020)
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
     Provision for doubtful accounts                                               --              150
     Depreciation and amortization                                              1,742            1,285
     Increase in trade accounts receivable                                     (6,621)            (169)
     Decrease in other current assets                                             158              346
     Increase in accounts payable, principally trade                            1,473              980
     Increase in accrued liabilities                                              806              200
     Increase in deferred revenue                                                 416              102
                                                                              -------          -------
       Net cash used in operating activities                                     (937)            (126)
                                                                              -------          -------
Cash flows from investing activities:
  Purchased software                                                               --              (50)
  Capitalized software development costs                                         (681)            (769)
  Capital expenditures                                                           (355)          (1,220)
  Cash obtained in connection with an acquisition of business                   1,000               --
  Change in other non-current assets and liabilities, net                          11                6
                                                                              -------          -------
       Net cash used in investing activities                                      (25)          (2,033)
                                                                              -------          -------
Cash flows from financing activities:
  Series B Preferred Stock dividends                                              (13)              --
  Principal payments on long-term debt, net                                      (219)            (222)
  Net borrowings under line of credit                                              --            1,000
  Proceeds from issuances of common stock                                         695              601
                                                                              -------          -------
       Net cash provided by financing activities                                  463            1,379
                                                                              -------          -------
Net decrease in cash and cash equivalents                                        (499)            (780)

Cash and cash equivalents at beginning of period                                5,609            3,167
                                                                              -------          -------
Cash and cash equivalents at end of period                                    $ 5,110          $ 2,387
                                                                              =======          =======
Supplemental disclosures of cash paid for:
  Interest                                                                    $   354          $   184
                                                                              =======          =======
Supplemental disclosures of non-cash investing and financing activities:
  Issuance of warrants to purchase common stock in connection with
  obtaining financing agreement                                               $   128               --
                                                                              =======          =======
  Conversion of Series B Preferred Stock into common stock                    $   226          $    --
                                                                              =======          =======
  Accretion of discount on Series B Preferred Stock                           $    24          $    --
                                                                              =======          =======

Acquisition of business:
  Fair value of assets acquired, including goodwill                           $ 5,601          $    --
  Fair value of liabilities assumed                                              (595)              --
  Fair value of common stock issued                                            (5,500)              --
  Fair value of warrants issued                                                  (506)              --
                                                                              -------          -------
       Net cash obtained in connection with an acquisition of business        $(1,000)         $    --
                                                                              =======          =======

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
(UNAUDITED)




1.       ACCOUNTING POLICIES

         The Condensed Consolidated Financial Statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year. The condensed consolidated financial statements include the accounts of Healthcare.com Corporation (formerly HIE, Inc.) and Subsidiary (the "Company" or "Healthcare.com").

         These Condensed Consolidated Financial Statements should be read in conjunction with Healthcare.com's consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") filed with the Securities and Exchange Commission.

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

2.       ACQUISITION

                  On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets and liabilities of the Integrated Solutions Division ("ISD") of Thermo Information Solutions Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consisted of 1,307,345 shares of the Company's common stock and a warrant to purchase an additional 261,469 shares of the Company's common stock at any time on or before March 13, 2004 at an exercise price of $4.207 per share. On the closing date, the fair value of the common stock issued was $5,500,000, determined by calculating the average closing price of the common stock several days before and after the closing date and applying a discount related to certain restrictions on the common stock. The discount applied to the calculated value of common stock issued in this transaction is supported by an independent valuation. The value of the warrant was $506,028 on the closing date, determined using the Black-Scholes option-pricing model. Thermo had a one-time right, exercisable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of Healthcare.com common stock in the event that the average trading price of Healthcare.com common stock during the 10-day trading period prior to its election is below $4.207 per share. On July 14, 2000, Thermo exercised this right, resulting in the issuance of 585,128 additional shares of Healthcare.com common stock. As part of the transaction, the Company received $1,000,000 in cash for working capital purposes from Thermo. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the transaction. The acquisition resulted in acquired net assets of approximately $500 and excess of cost over net assets acquired of approximately $5,601, which is being amortized over a 10-year life.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
(UNAUDITED)




         The following pro forma financial information presents the combined results of operations of Healthcare.com and ISD as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Healthcare.com and ISD constituted a single entity during the three and six-month periods ended June 30, 2000 and 1999.

                                      Three Months Ended June 30,           Six Months Ended June 30,
                                      ---------------------------           -------------------------
                                        2000              1999                2000            1999
                                      ---------         ---------           ---------       ---------
                                                                 (Unaudited)
                                                  (In thousands, except per share amounts)

Revenue                               $  13,336         $  10,513           $  26,611       $  20,256
                                      =========         =========           =========       =========

Net earnings (loss) attributable
to common shareholders                $     851         $  (1,029)          $   1,219       $  (2,683)
                                      =========         =========           =========       =========

Net earnings (loss) per share of
common stock                          $    0.03         $   (0.04)          $    0.04       $   (0.10)
                                      =========         =========           =========       =========



3.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less, $3,000,000 of cash equivalents serve as collateral on the Company's line of credit.


4.       DEBT

         On February 24, 2000, the Company entered into an Accounts Receivable Financing Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), which provides for an extension of credit in order to finance receivables up to $6,000,000. The Agreement term continues through February 15, 2001 and requires finance charges equal to the Bank's prime rate plus 2%. In conjunction with the Agreement, the Company issued a Stock Purchase Warrant to the Bank, which entitles the holder to purchase 61,539 shares of the Company's common stock at any time on or before February 23, 2005 at an exercise price of $4.875 per share. At June 30, 2000, $6,000,000 was available for borrowing under this Agreement.


5.       8.5% SERIES B CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

         During the six months ended June 30, 2000, 42,500 shares of the 65,000 originally issued shares of Series B Cumulative Convertible Exchangeable Preferred Stock were converted into 197,761 shares of common stock.


6.       SEGMENT INFORMATION

         The Company's reportable segments are strategic business units that offer different products and services. Beginning January 1, 2000, the Company operates in two segments: (i) the licensing of integration software

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
(UNAUDITED)


         products and performance of related integration services ("Software and Services") and (ii) services provided by the Company that allow enterprises to outsource their information technology, integration and application functions to Healthcare.com ("Solution Sourcing"). Prior to 2000, the Solution Sourcing business did not separately exist. The significant portion of the Solution Sourcing business was added upon the acquisition of ISD. The Company evaluates performance of the segments based on revenue and gross profit of the segments. The Company does not allocate assets to the reportable segments. Segment information for the three months and six months ended June 30, 2000 is as follows (in thousands):

                             Three Months      Six Months
                                Ended            Ended
                               June 30,         June 30,
                                 2000             2000
                             ------------      ----------
                                      (Unaudited)
Revenue:
  Software and Services        $ 7,560          $14,935
  Solution Sourcing              5,776            8,233
                               -------          -------
    Total revenue              $13,336          $23,168
                               =======          =======

Gross profit:
  Software and Services        $ 4,966          $ 9,321
  Solution Sourcing              1,169            1,712
                               -------          -------
    Total gross profit         $ 6,135          $11,033
                               =======          =======




7.       RELATED PARTY TRANSACTION

         Matria Healthcare, Inc., whose Chairman of the Board is also the Chairman of the Board of Healthcare.com, entered into a software and services agreement with the Company during the first quarter of 2000. Software revenue from this transaction totaled $485,000 for the six months ended June 30, 2000.


8.       MAJOR CUSTOMER

         Two customers accounted for 39% of the Company's total revenue for the three months ended June 30, 2000. These same two customers accounted for 31% of the Company's total revenue for the six months ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Actual results may differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in "Item 1. Business -- Factors That May Affect Future Performance" in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission (the "Commission") and include, but are not limited to, access to capital and the financial condition of providers and e-Health vendors. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Commission under the Federal securities laws.

OVERVIEW

         Healthcare.com develops and markets EAI solutions and provides related implementation, maintenance and support services and education to companies seeking to connect their disparate software applications and data repositories. Healthcare.com has served customers in the healthcare market since 1994 and in 1998 began providing its software and services to financial institutions. Healthcare.com's products are designed to enable companies to more effectively administer the disparate elements of their IT systems by linking both new and existing software to form a more efficient IT environment.

         The Company was incorporated in Georgia in June 1994 as Healthdyne Information Enterprises, Inc., a wholly-owned subsidiary of Healthdyne, Inc., and was initially focused on providing enterprise-wide clinical information management solutions for integrated healthcare delivery networks. In November 1995, Healthdyne, Inc. distributed all of the outstanding shares of HIE common stock in a spin-off. In October 1997, HIE redefined its strategic direction to focus on providing software products and services to support the enterprise-wide integration of information. As part of its new strategic focus, HIE (1) acquired HUBLink, Inc., a privately-held integration software product company, in May 1998 in a pooling-of-interests transaction and (2) sold assets related to certain non-strategic consulting services to Superior Consultant Holdings Corporation in December 1998. On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets of ISD. ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. On April 10, 2000, the name of the Company was changed from HIE, Inc. to Healthcare.com Corporation as part of the Company's introduction of a new healthcare, business-to-business product strategy to complement and extend its existing enterprise-wide integration solution business.

         Healthcare.com sells its software products to distributors and application vendors, as well as directly to end-users. Software license sales are comprised of (1) full-use licenses, which provide the end-user with full functionality of the product and (2) limited use licenses, which restrict the functionality of the product or the number of application interfaces. A typical distributor or application vendor agreement includes an initial purchase of software for resale with additional licenses purchased periodically during the term of the agreement. Sales directly to end-users are generally for perpetual licenses for a one-time, up-front fee.

         Healthcare.com recognizes revenue from two primary sources, software licenses and services. Software license revenue is recognized in accordance with the criteria set forth in Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and SOP 98-9, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Accordingly, Healthcare.com recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

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

         Research and development expenses are accounted for in accordance with the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Healthcare.com's product development model, technological feasibility is established upon completion of a working model.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (1) the Company's total revenue and (2) unless otherwise indicated, the percentage of total revenue for each component included in the Company's Condensed Consolidated Statements of
Operations:

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                          ------------------------          ------------------------
                                                            2000            1999              2000            1999
                                                          --------        --------          --------        --------
                                                                                 (UNAUDITED)
Total revenue (in thousands)                              $ 13,336        $  6,350          $ 23,168        $ 11,595
                                                          ========        ========          ========        ========
Revenue:
 Software                                                       25%             19%               27%             19%
 Services and other                                             75%             81%               73%             81%
                                                          --------        --------          --------        --------
Total revenue                                                  100%            100%              100%            100%
                                                          --------        --------          --------        --------

Cost of revenue:
 Software (as a percentage of software revenue)                 13%             26%               14%             26%
 Services and other (as a percentage of
  services and other revenue)                                   68%             53%               66%             54%
Total cost of revenue                                           54%             48%               52%             48%
                                                          --------        --------          --------        --------

Gross profit                                                    46%             52%               48%             52%
                                                          --------        --------          --------        --------

Operating expenses:
 Sales and marketing                                            18%             28%               20%             31%
 Research and development                                        7%             18%                8%             18%
 General and administrative                                     12%             24%               13%             27%
                                                          --------        --------          --------        --------
Total operating expenses                                        37%             70%               41%             76%
                                                          --------        --------          --------        --------

Operating earnings (loss)                                        9%            (18)%               7%            (24)%

Interest expense, net                                           (3)%            (2)%              (2)%            (2)%
                                                          --------        --------          --------        --------

Earnings (loss) before income taxes                              6%            (20)%               5%            (26)%

Income taxes                                                     0%              0%                0%              0%
                                                          --------        --------          --------        --------

Net earnings (loss)                                              6%            (20)%               5%            (26)%
                                                          ========        ========          ========        ========

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE. Revenue increased 110% to $13.3 million for the three months ended June 30, 2000 from $6.4 million for the three months ended June 30, 1999. As discussed below, the Company experienced increases in both software revenue and services and other revenue.

         Software. Software revenue increased 183% to $3.4 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. As a percentage of total revenue, software revenue increased to 25% for the three months ended June 30, 2000 from 19% for the three months ended June 30, 1999. The dollar increase in software revenue was primarily attributable to an expanded market, which now includes e-Health vendors, for the Company's existing software products. The increase in software revenue as a percentage of total revenue resulted from the software revenue increasing at a higher percentage rate than the services and other revenue.

         Services and other. Services and other revenue increased 93% to $10.0 million for the three months ended June 30, 2000 from $5.2 million for the three months ended June 30, 1999. Services and other revenue as a percentage of total revenue decreased to 75% for the three months ended June 30, 2000 from 81% for the three months ended June 30, 1999. The dollar increase in services and other revenue was primarily due to additional service revenue from the acquisition of ISD effective February 25, 2000. The decrease in services and other revenue as a percentage of total revenue resulted primarily from the increase in software revenue discussed above.

COST OF REVENUE. Total cost of revenue increased 135% to $7.2 million for the three months ended June 30, 2000 from $3.1 million for the three months ended June 30, 1999.

         Software. Cost of software revenue consists principally of royalty payments to third parties for software products that were sold with Healthcare.com's products and amortization of capitalized software development costs. Cost of software revenue increased $127,000 to $434,000 for the three months ended June 30, 2000 from $307,000 for the three months ended June 30, 1999. As a percentage of software revenue, cost of software revenue decreased to 13% for the three months ended June 30, 2000 from 26% for the three months ended June 30, 1999. Cost of software revenue increased due to an increase in amortization of capitalized software and an increase in royalty expense for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The decrease in cost of software revenue as a percentage of software revenue was a result of the significant dollar increase in software revenue.

         Services and other. Cost of services and other revenue consists primarily of personnel, contract services, facility and systems costs incurred in providing product implementation, integration projects, maintenance, consulting and education services. Cost of services and other revenue increased 145% to $6.8 million for the three months ended June 30, 2000 from $2.8 million for the three months ended June 30, 1999. As a percentage of services and other revenue, cost of services and other revenue increased to 68% for the three months ended June 30, 2000 from 53% for the three months ended June 30, 1999. The dollar increase in cost of services and other revenue was primarily attributable to the acquisition of ISD during the first quarter of 2000. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to the addition of long-term service contracts obtained upon the acquisition of ISD, which have higher cost of services than previously existing short-term service contracts billed primarily on an hourly basis.

OPERATING EXPENSES:

         Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses. Sales and marketing expense increased 30% to $2.4 million for the three months ended June 30, 2000 from $1.8 million for the three months ended June 30, 1999. Sales and marketing expense as a percentage of total revenue decreased to 18% for the three months ended June 30, 2000 from 28% for the three months ended June 30, 1999. The dollar increase in sales and marketing expense was primarily due to increases in salaries and commissions, coupled with marketing to an expanded market, including e-Health vendors. The decrease in sales and marketing expense as a percentage of revenue was a result of the increase in software and service revenue during the three months ended June 30, 2000.

         Research and development. Research and development expense includes personnel costs, contract services, and travel associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expense decreased 20% to $919,000 for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999. Research and development expense as a percentage of total revenue decreased to 7% for the three months ended June 30, 2000 from 18% for the three months ended June 30, 1999. Research and development expense decreased due to a decrease in expenses for contract labor and other general research and development expenditures. Capitalized research and development costs were $346,000 and $364,000 for the three months ended June 30, 2000 and 1999, respectively.

         General and administrative. General and administrative expense consists primarily of personnel costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of Healthcare.com. General and administrative expense increased 15% to $1.7 million for the three months ended June 30, 2000 from $1.5 million for the three months ended June 30, 1999. General and administrative expense as a percentage of total revenue decreased to 12% for the three months ended June 30, 2000 from 24% for the three months ended June 30, 1999. The dollar increase is primarily a result of increases in salaries and wages and goodwill amortization for the three months ended June 30, 2000. The decrease in general and administrative expense as a percentage of total revenue was primarily due to the increase in software and service revenues for the three months ended June 30, 2000.

INTEREST EXPENSE, NET. Net interest expense increased $199,000 to $282,000 for the three months ended June 30, 2000 from $83,000 for the three months ended June 30, 1999. The increase in interest expense resulted from increases in short-term debt used primarily for working capital purposes.

INCOME TAXES. The Company had no provision for income taxes for either the three months ended June 30, 2000 or 1999 as a result of Healthcare.com utilizing net operating loss carryforwards in 2000 and having a net operating loss for 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE. Revenue increased 100% to $23.2 million for the six months ended June 30, 2000 from $11.6 million for the six months ended June 30, 1999. As discussed below, the Company experienced increases in both software revenue and services and other revenue.

         Software. Software revenue increased 188% to $6.3 million for the six months ended June 30, 2000 from $2.2 million for the six months ended June 30, 1999. As a percentage of total revenue, software revenue increased to 27% in the six months ended June 30, 2000 from 19% for the six months ended June 30, 1999. The dollar increase in software revenue was primarily attributable to an expanded market, which now includes e-Health vendors, for the Company's existing software products. The increase in software revenue as a percentage of total revenue resulted from the software revenue increasing at a higher percentage rate than the services and other revenue.

         Services and other. Services and other revenue increased 80% to $16.9 million for the six months ended June 30, 2000 from $9.4 million for the six months ended June 30, 1999. Services and other revenue as a percentage of total revenue decreased to 73% for the six months ended June 30, 2000 from 81% for the six months ended June 30, 1999. The dollar increase in services and other revenue was primarily due to additional service revenue from the acquisition of ISD effective February 25, 2000. The decrease in services and other revenue as a percentage of total revenue resulted primarily from the increase in software revenue discussed above.

COST OF REVENUE. Total cost of revenue increased 116% to $12.1 million for the six months ended June 30, 2000 from $5.6 million for the six months ended June 30, 1999.

         Software. Cost of software revenue consists principally of royalty payments to third parties for software products that were sold with Healthcare.com's products and amortization of capitalized software development costs. Cost of software revenue increased 61% to $899,000 for the six months ended June 30, 2000 from $558,000 for the six months ended June 30, 1999. As a percentage of software revenue, cost of software revenue decreased to 14% for the six months ended June 30, 2000 from 26% for the six months ended June 30, 1999. Cost of software revenue increased due to an increase in amortization of capitalized software and an increase in royalty expense for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The decrease in cost of software revenue as a percentage of software revenue was a result of the significant dollar increase in software revenue.

         Services and other. Cost of services and other revenue consists primarily of personnel, contract services, facility and systems costs incurred in providing product implementation, integration projects, maintenance, consulting and education services. Cost of services and other revenue increased 122% to $11.2 million for the six months ended June 30, 2000 from $5.1 million for the six months ended June 30, 1999. As a percentage of services and other revenue, cost of services and other revenue increased to 66% for the six months ended June 30, 2000 from 54% for the six months ended June 30, 1999. The dollar increase in cost of services and other revenue was primarily attributable to the acquisition of ISD during the first quarter of 2000. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to the addition of long-term service contracts obtained upon the acquisition of ISD, which have higher cost of services than previously existing short-term service contracts billed primarily on an hourly basis.

OPERATING EXPENSES:

         Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses. Sales and marketing expense increased 30% to $4.6 million for the six months ended June 30, 2000 from $3.6 million for the six months ended June 30, 1999. Sales and marketing expense as a percentage of total revenue decreased to 20% for the six months ended June 30, 2000 from 31% for the six months ended June 30, 1999. The dollar increase in sales and marketing expense was primarily due to increases in salaries and commissions, coupled with marketing to an expanded market, including e-Health vendors. The decrease in sales and marketing expense as a percentage of revenue was a result of the increase in software and service revenue during the six months ended June 30, 2000.

         Research and development. Research and development expense includes personnel costs, contract services, and travel associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expense decreased 14% to $1.8 million for the six months ended June 30, 2000 from $2.1 million for the six months ended June 30, 1999. Research and development expense as a percentage of total revenue decreased to 8% for the six months ended June 30, 2000 from 18% for the six months ended June 30, 1999. Research and development expense decreased due to a decrease in expenses for contract labor and other general research and development expenditures. Capitalized research and development costs were $681,000 and $769,000 for the six months ended June 30, 2000 and 1999, respectively.

         General and administrative. General and administrative expense consists primarily of personnel costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of Healthcare.com. General and administrative expense decreased 5% to $3.0 million for the six months ended June 30, 2000 from $3.1 million for the six months ended June 30, 1999. General and administrative expense as a percentage of total revenue decreased to 13% for the six months ended June 30, 2000 from 27% for the six months ended June 30, 1999. The dollar decrease is a result of decreases in consulting fees, travel expenses and other general administrative expenses, partially offset by increases in salaries and wages and goodwill amortization. The decrease in general and administrative expense as a percentage of total revenue was primarily due to the increase in software and service revenues for the six months ended June 30, 2000.

 INTEREST EXPENSE, NET. Net interest expense increased $347,000 to $531,000 for the six months ended June 30, 2000 from $184,000 for the six months ended June 30, 1999. The increase in interest expense resulted from increases in short-term debt used primarily for working capital purposes.

INCOME TAXES. The Company had no provision for income taxes for either the six months ended June 30, 2000 or 1999 as a result of Healthcare.com utilizing net operating loss carryforwards in 2000 and having a net operating loss for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $2.8 million at June 30, 2000 compared to negative working capital of $238,000 at December 31, 1999. The working capital increase was primarily attributable to the ISD acquisition and profitable operations in the first six months of 2000.

         Net cash used in operating activities totaled $991,000 for the six months ended June 30, 2000 compared to net cash used in operating activities of $126,000 for the six months ended June 30, 1999. This increased use of cash of $865,000 was primarily due to the increases in accounts receivable during the six months ended June 30, 2000, partially offset by net earnings before depreciation and amortization reported for the six months ended June 30, 2000, compared to the same items in the comparable period of 1999.

         Net cash provided by investing activities was $29,000 for the six months ended June 30, 2000 compared to net cash used in investing activities of $2.0 million for the six months ended June 30, 1999. This difference of $2.1 million was primarily due to cash obtained in connection with the ISD acquisition and a decrease in capital expenditures during the six months ended June 30, 2000, compared to last year's comparable period.

         Net cash provided by financing activities was $463,000 for the six months ended June 30, 2000 compared to net cash provided by financing activities of $1.4 million for the six months ended June 30, 1999. This decrease of $916,000 in cash provided is primarily the result of borrowings under the line of credit during the six months ended June 30, 1999, whereas there were no borrowings under the line of credit during the six months ended June 30, 2000.

         On December 31, 1999, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which provides for a revolving line of credit up to $3.0 million subject to certain borrowing base limitations described in the agreement. The revolving line of credit matures on December 31, 2000, bears interest at the Bank's prime rate (9.0% at June 30, 2000) and is secured by $3.0 million of cash equivalents.

         On February 24, 2000, the Company entered into an Accounts Receivable Financing Agreement (the "Agreement") with the Bank, which provides for an extension of credit in order to finance receivables up to $6.0 million. The Agreement term continues through February 15, 2001 and requires finance charges equal to the Bank's prime rate plus 2%. In conjunction with the Agreement, the Company issued a Stock Purchase Warrant to the Bank, which entitles the holder to purchase 61,539 shares of the Company's common stock at any time on or before February 23, 2005 at an exercise price of $4.875 per share. The Stock Purchase Warrant had not been exercised as of June 30, 2000.

         On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets and liabilities of the Integrated Solutions Division ("ISD") of Thermo Information Solutions Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consisted of 1,307,345 shares of the Company's common stock and a warrant to purchase an additional 261,469 shares of the Company's common stock at any time on or before March 13, 2004 at an exercise price of $4.207 per share. On the closing date, the fair value of the securities issued was $5,500,000, determined by calculating the average closing price of the common stock several days before and after the closing date and applying a discount related to certain restrictions on the common stock. The discount applied to the calculated value of common stock issued in this transaction is supported by an independent valuation. The value of the warrant was $506,028 on the closing date, determined using the Black-Scholes option-pricing model. As part of the transaction, the Company received $1,000,000 in cash for working capital purposes from Thermo. Thermo had a one-time right, exercisable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of Healthcare.com common stock in the event that the average trading price of Healthcare.com common stock during the 10-day trading period prior to its election is below $4.207 per share. On July 14, 2000, Thermo exercised this right, resulting in the issuance of 585,128 additional shares of Healthcare.com common stock.

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

YEAR 2000

         The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information beginning on January 1, 2000. Healthcare.com formed a Year 2000 task force which systematically evaluated all existing systems, products and key external relationships to ascertain material Year 2000 issues and solutions. These efforts were to ensure that its computer products were Year 2000 ready and that its internal core information technology ("IT and non-IT systems") were Year 2000 ready.

         The Company successfully implemented its Year 2000 program as evidenced by the continued successful operation of its computer products and core internal IT and non-IT systems. Further, the Company has not encountered any significant problems with its third party customers, financial institutions, vendors and others with whom it conducts business. To date, we have not experienced any Year 2000 problems. If any of our third-party suppliers experience Year 2000 disruptions, the Company may incur costs to develop alternative ways of managing the affected aspects of the business. The Company will continue to monitor its product performance and core IT and non-IT systems throughout 2000 to ensure ongoing performance. While there can be no assurance that no Year 2000-related issues may arise, as of June 30, 2000, the Company believes, based on information currently available, that Year 2000 related events are not likely to have a material effect on its results of operations, financial condition or liquidity. Healthcare.com did not incur any material costs directly associated with its Year 2000 readiness efforts.

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

         PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     The Company issued 585,128 shares of common stock to Thermo on July 14, 2000. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." This transaction was exempt from registration under Section 4(2) of the Securities Act, as a transaction not involving a public offering. In addition, Thermo is a sophisticated investor and had access to information about the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on May 16, 2000. At the annual meeting, the Company's shareholders voted on (1) the election of three Directors, (2) the amendment and restatement of the Healthcare.com Stock Option Plan I and (3) the amendment and restatement of the Healthcare.com Employee Stock Purchase Plan. The results of the voting were as follows:

         (1) Election of Three Directors

                                          FOR        VOTE WITHHELD
                                       ----------    -------------
         Class II Directors
         Joseph G. Bleser              23,826,464          102,305
         John W. Lawless               23,818,453          110,316
         Carl E. Sanders               23,837,576           91,193

         (2) Amendment and Restatement of the Healthcare.com Stock Option Plan I

               VOTE FOR          VOTE AGAINST           VOTE ABSTAIN
             -------------    ------------------     -------------------
                23,151,822               591,365                 185,582

         (3) Amendment and Restatement of the Healthcare.com Employee Stock Purchase Plan

               VOTE FOR          VOTE AGAINST           VOTE ABSTAIN
             -------------    ------------------     -------------------
                23,302,849               521,683                 104,237

The directors who were not elected at the 2000 annual meeting and whose term of office as a director continued after the meeting are Robert I. Murrie, Parker H. Petit, Mark D. Shary, William J. Gresham, Jr., Charles R. Hatcher, Jr., M.D. and Donald W. Weber.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Exhibit No.          Description
         -----------          -----------
         11                   Statements of Computation of Per Share Earnings (Loss).

         27                   Financial Data Schedule (for SEC use only).

    (b)  Reports on Form 8-K

         The Company filed a current report on Form 8-K on April 10, 2000, reporting under Item 5 thereof a name change for the Company and filing certain exhibits under Item 7 thereof.

         The Company filed a current report on Form 8-K/A on May 15, 2000, amending its current report on Form 8-K on March 28, 2000 by providing audited financial statements of business acquired and unaudited pro forma financial data under Item 7 thereof.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Healthcare.com Corporation



August 11, 2000          By: /s/ Joseph A. Blankenship
                           -----------------------------------------------------
                             Joseph A. Blankenship
                             Chief Financial Officer, Treasurer and Assistant Secretary (duly authorized officer and principal financial officer)

EXHIBIT INDEX

               Exhibit No.          Description
               -----------          -----------
               11                   Statements of Computation of Per Share Earnings (Loss).

               27                   Financial Data Schedule (for SEC use only).