Form 10-Q
period 2000-09-30
HEALTHCARE COM CORP
filed 2000-11-14
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______.

Commission file number 0-27056

                           Healthcare.com Corporation
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

                                YES [X]   NO [ ]


The number of shares outstanding of the Company's Common Stock, $ .01 par value per share, together with associated preferred stock purchase rights (the "Common Stock"), as of November 6, 2000 was 28,104,611 shares.


                       Exhibit Index is on Page 21 herein.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
Part I   Financial Information

         Item 1.  Financial Statements and Notes to Financial Statements.........................        3

         Item 2.  Management's Discussion and Analysis of Financial Condition

                  and Results of Operations......................................................       10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................       18

Part II  Other Information

         Item 2.  Changes in Securities and Use of Proceeds......................................       18

         Item 6.  Exhibits and Reports on Form 8-K...............................................       19

         Signature...............................................................................       20

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                                         September 30,    December 31,
                                                                                             2000            1999
                                                                                         -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                $   6,289       $   5,609
  Trade accounts receivable, less allowances of $4,182 and $5,160 at
    September 30, 2000 and December 31, 1999, respectively                                    12,687           6,662
  Other current assets                                                                         1,195           1,421
                                                                                           ---------       ---------
    Total current assets                                                                      20,171          13,692

Purchased software, net of accumulated amortization of $2,404 and $1,931
  at September 30, 2000 and December 31, 1999, respectively                                      841           1,266
Capitalized software development costs, net of accumulated amortization of
  $1,341 and $801 at September 30, 2000 and December 31, 1999, respectively                    2,930           2,425
Property and equipment, net of accumulated depreciation of $3,863 and
  $3,006 at September 30, 2000 and December 31, 1999, respectively                             2,918           2,908
Excess of cost over net assets of businesses acquired, less accumulated amortization of $4,114 and $3,283 at September 30, 2000 and December 31,
  1999, respectively                                                                          11,663           6,887
Other assets                                                                                      62              89
                                                                                           ---------       ---------
    Total assets                                                                           $  38,585       $  27,267
                                                                                           =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt and obligations under capital leases              $   6,230       $   6,363
  Accounts payable, principally trade                                                          2,370           1,211
  Accrued liabilities                                                                          2,565           1,773
  Deferred revenue                                                                             4,879           4,583
                                                                                           ---------       ---------
    Total current liabilities                                                                 16,044          13,930
Long-term debt and obligations under capital leases, excluding current
  installments                                                                                   359             254
                                                                                           ---------       ---------
    Total liabilities                                                                         16,403          14,184
                                                                                           ---------       ---------

Series B Cumulative Convertible Exchangeable Preferred Stock; designated
  550 shares; 23 and 65 shares issued and outstanding at September 30,
  2000 and December 31, 1999, respectively                                                       149             348
                                                                                           ---------       ---------

Shareholders' equity:
  Preferred stock, without par value. Authorized 20,000 shares:
    Designated Series A cumulative preferred stock 500 shares; issued none                        --              --
  Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 28,105 and 25,555 shares at September 30, 2000 and
    December 31, 1999, respectively                                                              281             256
  Additional paid-in capital                                                                  49,396          42,236
  Accumulated deficit                                                                        (27,644)        (29,757)
                                                                                           ---------       ---------
    Total shareholders' equity                                                                22,033          12,735
                                                                                           ---------       ---------
    Total liabilities and shareholders' equity                                             $  38,585       $  27,267
                                                                                           =========       =========


See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      --------------------    --------------------
                                                        2000        1999        2000        1999
                                                      --------    --------    --------    --------

Revenue:
  Software                                            $  3,398    $  2,371    $  9,653    $  4,539
  Services and other                                     9,331       4,841      26,244      14,268
                                                      --------    --------    --------    --------
    Total revenue                                       12,729       7,212      35,897      18,807
                                                      --------    --------    --------    --------

Cost of revenue:
  Software                                                 432         378       1,331         936
  Services and other                                     5,895       2,669      17,131       7,721
                                                      --------    --------    --------    --------
Total cost of revenue                                    6,327       3,047      18,462       8,657
                                                      --------    --------    --------    --------

Gross profit                                             6,402       4,165      17,435      10,150
                                                      --------    --------    --------    --------

Operating expenses:
  Sales and marketing                                    2,105       1,693       6,714       5,252
  Research and development                               1,256       1,086       3,079       3,214
  General and administrative                             1,758       1,727       4,739       4,861
                                                      --------    --------    --------    --------
    Total operating expenses                             5,119       4,506      14,532      13,327
                                                      --------    --------    --------    --------

Operating earnings (loss)                                1,283        (341)      2,903      (3,177)
Interest expense, net                                     (169)       (131)       (700)       (315)
                                                      --------    --------    --------    --------

Earnings (loss) before income taxes                      1,114        (472)      2,203      (3,492)

Income taxes                                               (44)         --         (44)         --
                                                      --------    --------    --------    --------

Net earnings (loss)                                      1,070        (472)      2,159      (3,492)

Accretion of Series B Preferred Stock                       (4)         --         (28)         --
Series B Preferred Stock dividend requirement               (5)         --         (18)         --
                                                      --------    --------    --------    --------
Net earnings (loss) attributable to
    common shareholders                               $  1,061    $   (472)   $  2,113    $ (3,492)
                                                      ========    ========    ========    ========

Net earnings (loss) per share of
  common stock:
    Basic                                             $   0.04    $  (0.02)   $   0.08    $  (0.14)
                                                      ========    ========    ========    ========
    Diluted                                           $   0.04    $  (0.02)   $   0.08    $  (0.14)
                                                      ========    ========    ========    ========

Shares used in the calculation
  of net earnings (loss) per share:
    Basic                                               27,753      25,375      26,997      25,308
                                                      ========    ========    ========    ========
    Diluted                                             28,123      25,375      27,741      25,308
                                                      ========    ========    ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                  -------------------------
                                                                                      2000        1999
                                                                                    --------    --------
Cash flows from operating activities:
  Net earnings (loss)                                                               $  2,159    $ (3,492)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
     Provision for doubtful accounts                                                      --         450
     Depreciation and amortization                                                     1,949       1,502
     Amortization of excess of cost over net assets of businesses acquired               832         504
     Increase in trade accounts receivable                                            (6,025)     (1,647)
     Decrease in other current assets                                                    275         748
     Increase in accounts payable, principally trade                                   1,159         948
     Increase in accrued liabilities                                                     364         566
     Increase (decrease) in deferred revenue                                             296        (229)
                                                                                    --------    --------
       Net cash provided by (used in) operating activities                             1,009        (650)
                                                                                    --------    --------
Cash flows from investing activities:
  Purchased software                                                                     (48)        (60)
  Capitalized software development costs                                              (1,045)     (1,046)
  Capital expenditures                                                                  (773)     (1,479)
  Cash obtained in connection with an acquisition of business                          1,000          --
  Change in other non-current assets and liabilities, net                                 20         (71)
                                                                                    --------    --------
       Net cash used in investing activities                                            (846)     (2,656)
                                                                                    --------    --------
Cash flows from financing activities:
  Series B Preferred Stock dividends                                                     (18)         --
  Principal payments on long-term debt, net                                             (289)       (319)
  Net borrowings under line of credit                                                     --       1,500
  Proceeds from the sale of Series B Preferred Stock, net                                 --         331
  Proceeds from issuances of common stock                                                824         668
                                                                                    --------    --------
       Net cash provided by financing activities                                         517       2,180
                                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents                                     680      (1,126)

Cash and cash equivalents at beginning of period                                       5,609       3,167
                                                                                    --------    --------
Cash and cash equivalents at end of period                                          $  6,289    $  2,041
                                                                                    ========    ========
Supplemental disclosures of cash paid for:
  Interest                                                                          $    544    $    344
                                                                                    ========    ========
Supplemental disclosures of non-cash investing and financing activities:
  Equipment acquired under capital lease obligations                                $     94    $     --
                                                                                    ========    ========
  Issuance of warrants to purchase common stock in connection with
     obtaining financing agreement                                                  $    128    $     --
                                                                                    ========    ========
  Conversion of Series B Preferred Stock into common stock                          $    227    $     --
                                                                                    ========    ========
  Accretion of discount on Series B Preferred Stock                                 $     28    $     --
                                                                                    ========    ========
  Exercise of right to acquire additional common stock                              $      6    $     --
                                                                                    ========    ========

Acquisition of business:
  Fair value of assets acquired, including goodwill                                 $  5,601    $     --
  Fair value of liabilities assumed                                                     (595)         --
  Fair value of common stock issued                                                   (5,500)         --
  Fair value of warrants issued                                                         (506)         --
                                                                                    --------    --------
       Net cash obtained in connection with an acquisition of business              $ (1,000)   $     --
                                                                                    ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


1.       ACCOUNTING POLICIES

         The Condensed Consolidated Financial Statements as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year. The condensed consolidated financial statements include the accounts of Healthcare.com Corporation (formerly HIE, Inc.) and Subsidiary (the "Company" or "Healthcare.com").

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


2.       EARNINGS PER SHARE

         Basic and diluted net income (loss) per share was computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," using the weighted average number of common shares outstanding and common stock equivalents. The diluted net loss per share for the quarter and nine-month period ended September 30, 1999 does not include the effect of common stock equivalents, as their effect would be antidilutive.


3.       ACQUISITION

         On March 13, 2000 (the "closing date"), the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets and liabilities of the Integrated Solutions Division ("ISD") of Thermo Information Solutions Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consisted of 1,307,345 shares of the Company's common stock and a warrant to purchase an additional 261,469 shares of the Company's common stock at any time on or before March 13, 2004 at an exercise price of $4.207 per share. On the closing date, the fair value of the common stock issued was $5,500,000, determined by calculating the average closing price of the common stock several days before and after the closing date and applying a discount related to certain restrictions on the common stock. The discount applied to the calculated value of common stock issued in this transaction is supported by an independent valuation. The value of the warrant was $506,028 on the closing date, determined using the Black-Scholes option-pricing model. Thermo had a one-time right, exercisable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of Healthcare.com common stock in the event that the average trading price of Healthcare.com common stock during the 10-day trading period prior to its election was below $4.207 per share. On July 14, 2000, Thermo exercised this right,

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

         resulting in the issuance of 585,128 additional shares of Healthcare.com common stock. As part of the transaction, the Company received $1,000,000 in cash for working capital purposes from Thermo. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the transaction. The acquisition resulted in acquired net assets of approximately $500 and excess of cost over net assets acquired of approximately $5,601, which is being amortized over a 10-year life.

         The following pro forma financial information presents the combined results of operations of Healthcare.com and ISD as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Healthcare.com and ISD constituted a single entity during the three and nine-month periods ended September 30, 2000 and 1999.

                                                  Three Months Ended September 30,         Nine Months Ended September 30,
                                                  --------------------------------         -------------------------------
                                                    2000                   1999               2000                  1999
                                                  =========              =========         =========             =========
                                                                                  (Unaudited)
                                                                   (In thousands, except per share amounts)

         Revenue                                  $  12,729              $  11,285         $  39,340             $  31,541
                                                  =========              =========         =========             =========

         Net earnings (loss) attributable
         to common shareholders                   $   1,061              $    (326)        $   2,280             $  (3,009)
                                                  =========              =========         =========             =========

         Net earnings (loss) per share of
         common stock                             $    0.04              $   (0.01)        $    0.08             $   (0.11)
                                                  =========              =========         =========             =========

4.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. $3,000,000 of cash equivalents serve as collateral on the Company's line of credit.


5.       DEBT

         On February 24, 2000, the Company entered into an Accounts Receivable Financing Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), which provides for an extension of credit in order to finance receivables up to $6,000,000. The Agreement term continues through February 15, 2001 and requires

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

         finance charges equal to the Bank's prime rate plus 2%. In conjunction with the Agreement, the Company issued a Stock Purchase Warrant to the Bank, which entitles the holder to purchase 61,539 shares of the Company's common stock at any time on or before February 23, 2005 at an exercise price of $4.875 per share. At September 30, 2000, $6,000,000 was available for borrowing under this Agreement.


6.       8.5% SERIES B CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

         During the nine months ended September 30, 2000, 42,500 shares of the 65,000 originally issued shares of Series B Cumulative Convertible Exchangeable Preferred Stock were converted into 197,761 shares of common stock.


7.       SEGMENT INFORMATION

         The Company's reportable segments are strategic business units that offer different products and services. Beginning January 1, 2000, the Company operates in two segments: (i) the licensing of integration software products and performance of related integration services ("Software and Services") and (ii) services provided by the Company that allow enterprises to outsource their information technology, integration and application functions to Healthcare.com ("Solution Sourcing"). Prior to 2000, the Solution Sourcing business did not separately exist. The significant portion of the Solution Sourcing business was added upon the acquisition of ISD. The Company evaluates performance of the segments based on revenue and gross profit of the segments. The Company does not allocate assets to the reportable segments. Segment information for the three months and nine months ended September 30, 2000 is as follows (in thousands):

                                                      Three Months        Nine Months
                                                         Ended               Ended
                                                     September 30,       September 30,
                                                          2000                2000
                                                     -------------       -------------
                                                                (Unaudited)
         Revenue:
          Software and Services                        $   7,444           $  22,379
          Solution Sourcing                                5,285              13,518
                                                       ---------           ---------
           Total revenue                               $  12,729           $  35,897
                                                       =========           =========

         Gross profit:
          Software and Services                        $   5,095           $  14,446
          Solution Sourcing                                1,307               2,989
                                                       ---------           ---------
           Total gross profit                          $   6,402           $  17,435
                                                       =========           =========

8.       RELATED PARTY TRANSACTION

         Matria Healthcare, Inc., whose Chairman of the Board is also the Chairman of the Board of Healthcare.com, entered into a software and services agreement with the Company during the first quarter of 2000. Software revenue from this transaction totaled $485,000 for the nine months ended September 30, 2000.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


9.       MAJOR CUSTOMERS

         Individually, three customers exceeded 10% of total revenue for the three months ended September 30, 2000. Together, these three customers accounted for 52% of the Company's total revenue for the three months ended September 30, 2000. These same three customers accounted for 41% of the Company's total revenue for the nine months ended September 30, 2000. The accounts receivable balance from these three customers combined at September 30, 2000 was approximately $4,982,000. One customer accounted for 23% of the Company's total revenue for the three months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In addition to historical information, this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and other similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

         Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) the intensely competitive online commerce industry (including the impact of competitive products and pricing), (ii) various factors that may inhibit growth in the use of the Internet such as the availability and acceptance of the Internet as a secure medium over which to conduct transactions, (iii) inability of third parties to provide software that is integrated into our products, (iv) new product development and resulting market acceptance, (v) failure to obtain significant subscriber growth, (vi) changes in governmental regulations applicable to or affecting the Company, its competitors, or its customers,
(vii) long sales cycles, (viii) changes in pricing policies, (ix) undetected errors or bugs in the software, (x) delays in product development, (xi) lower-than-expected demand for the Company's software tools or services, (xii) changes in outsourcing trends involving information technology and related services, (xiii) the ability to successfully integrate acquired assets and retain key personnel, (xiv) business conditions in the healthcare and other complementary markets (including, but not limited to, access to capital and the financial condition of providers and e-Health vendors), (xv) copyright infringement issues and dependence on intellectual property rights, (xvi) volatility in the company's stock price and low trading volume, (xvii) variability in quarterly operating results, and (xviii) the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities & Exchange Commission, including the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

         Readers are urged not to rely on such forward-looking statements, which speak only as of the date hereof. By making such forward-looking statements, the Company does not undertake a duty to update them in any manner.

OVERVIEW

         Healthcare.com develops and markets Enterprise Application Integration ("EAI") solutions and provides related implementation, maintenance and support services and education to companies seeking to connect their disparate software applications and data repositories. Healthcare.com's products and solutions are designed to enable companies to more effectively administer the disparate elements of their Information Technology ("IT") systems by linking both new and existing software to form a more efficient IT environment. Healthcare.com serves customers within the healthcare, insurance and government markets and e-Health vendors.

         The Company was incorporated in Georgia in June 1994 as Healthdyne Information Enterprises, Inc., a wholly-owned subsidiary of Healthdyne, Inc., and was initially focused on providing enterprise-wide clinical information management solutions for integrated healthcare delivery networks. In November 1995, Healthdyne, Inc. distributed all of the outstanding shares of HIE common stock in a spin-off. In October 1997, HIE redefined its strategic direction to focus on providing software products and services to support the enterprise-wide integration of information. As part of the strategic focus, HIE (1) acquired HUBLink, Inc., a privately-held integration software product company, in May 1998 in a pooling-of-interests transaction and (2) sold assets related to certain non-strategic consulting services to Superior Consultant Holdings Corporation in December 1998. On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets of ISD. ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. On April 10, 2000, the name of the Company was changed from HIE, Inc. to Healthcare.com Corporation as part of the Company's introduction of a new healthcare, business-to-business product strategy to complement and extend its existing enterprise-wide integration solution business.

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

         Healthcare.com recognizes revenue from two primary sources, software licenses and services. Software license revenue is recognized in accordance with the criteria set forth in Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-9 "Software Revenue Recognition with Respect to Certain Transactions," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Accordingly, Healthcare.com recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

         Services revenue includes fees for product implementation and integration services, outsourcing services, software support and maintenance agreements and education. Product implementation and integration services are generally provided under contracts with terms of less than one year. Revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on a percentage-of-completion basis, even though some services may be prepaid. The Company provides customers the ability to outsource the integration of software, the hosting of our applications and/or their computing operations. Outsourcing arrangements are typically one year or longer with a fixed monthly fee. Revenue is recognized monthly in accordance with the fixed fee. Software support and maintenance services are generally provided under one-year renewable service contracts for a prepaid standard fee. Revenue is recognized ratably on a straight-line basis over the term of the contract. Education classes are provided for a standard per-student charge and revenue is recognized as the service is provided.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (1) the Company's total revenue and (2) unless otherwise indicated, the percentage of total revenue for each component included in the Company's Condensed Consolidated Statements of
Operations:

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                      --------------------    --------------------
                                                        2000        1999        2000        1999
                                                      --------    --------    --------    --------
                                                                      (UNAUDITED)

Total revenue (in thousands)                          $ 12,729    $  7,212    $ 35,897    $ 18,807
                                                      ========    ========    ========    ========

Revenue:
  Software                                                  27%         33%         27%         24%
  Services and other                                        73%         67%         73%         76%
                                                      --------    --------    --------    --------
Total revenue                                              100%        100%        100%        100%
                                                      --------    --------    --------    --------

Cost of revenue:
  Software (as a percentage of software revenue)            13%         16%         14%         21%
  Services and other (as a percentage of
    services and other revenue)                             63%         55%         65%         54%
Total cost of revenue                                       50%         42%         51%         46%
                                                      --------    --------    --------    --------

Gross profit                                                50%         58%         49%         54%
                                                      --------    --------    --------    --------

Operating expenses:
  Sales and marketing                                       16%         24%         19%         28%
  Research and development                                  10%         15%          9%         17%
  General and administrative                                14%         24%         13%         26%
                                                      --------    --------    --------    --------
Total operating expenses                                    40%         63%         41%         71%
                                                      --------    --------    --------    --------

Operating earnings (loss)                                   10%         (5)%         8%        (17)%

Interest expense, net                                       (1)%        (2)%        (2)%        (2)%
                                                      --------    --------    --------    --------

Earnings (loss) before income taxes                          9%         (7)%         6%        (19)%

Income taxes                                                (1)%         0%          0%          0%
                                                      --------    --------    --------    --------

Net earnings (loss)                                          8%         (7)%         6%        (19)%
                                                      ========    ========    ========    ========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE. Revenue increased 76% to $12.7 million for the three months ended September 30, 2000 from $7.2 million for the three months ended September 30, 1999. As discussed below, the Company experienced increases in both software revenue and services and other revenue.

         Software. Software revenue increased 43% to $3.4 million for the three months ended September 30, 2000 from $2.4 million for the three months ended September 30, 1999. As a percentage of total revenue, software revenue decreased to 27% for the three months ended September 30, 2000 from 33% for the three months ended September 30, 1999. The dollar increase in software revenue was primarily attributable to an expanded market, which now includes e-Health vendors, for the Company's existing software products. The decrease in software revenue as a percentage of total revenue resulted from a large increase in services and other revenue due to the acquisition of ISD.

         Services and other. Services and other revenue increased 93% to $9.3 million for the three months ended September 30, 2000 from $4.8 million for the three months ended September 30, 1999. Services and other revenue as a percentage of total revenue increased to 73% for the three months ended September 30, 2000 from 67% for the three months ended September 30, 1999. The dollar increase in services and other revenue was primarily due to additional service revenue from the acquisition of ISD effective February 25, 2000. The increase in services and other revenue as a percentage of total revenue resulted primarily from a large increase in services and other revenue due to the acquisition of ISD. The Company's integration services for the three months ended September 30, 2000 were relatively flat compared to the three months ended June 30, 2000 due to various industry factors affecting healthcare providers.


COST OF REVENUE. Total cost of revenue increased 108% to $6.3 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999. Total cost of revenue increased primarily from the acquisition of ISD in the first quarter of 2000.


         Software. Cost of software revenue consists principally of royalty payments to third parties for software products that were sold with Healthcare.com's products and amortization of both purchased software and capitalized software development costs. Cost of software revenue increased $54,000 to $432,000 for the three months ended September 30, 2000 from $378,000 for the three months ended September 30, 1999. As a percentage of software revenue, cost of software revenue decreased to 13% for the three months ended September 30, 2000 from 16% for the three months ended September 30, 1999. Cost of software revenue increased due to an increase in amortization of capitalized software development costs for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The decrease in cost of software revenue as a percentage of software revenue was a result of the relatively high dollar increase in software revenue.

         Services and other. Cost of services and other revenue consists primarily of personnel, contract services, facility and systems costs incurred in providing product implementation, integration projects, maintenance, consulting and education services. Cost of services and other revenue increased 121% to $5.9 million for the three months ended September 30, 2000 from $2.7 million for the three months ended September 30, 1999. As a percentage of services and other revenue, cost of services and other revenue increased to 63% for the three months ended September 30, 2000 from 55% for the three months ended September 30, 1999. The dollar increase in cost of services and other revenue was primarily attributable to the acquisition of ISD during the first quarter of 2000. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to the addition of long-term service contracts obtained upon the acquisition of ISD, which have higher cost of services than our traditional short-term service contracts.

OPERATING EXPENSES:

         Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses. Sales and marketing expense increased 24% to $2.1 million for the three months ended September 30, 2000 from $1.7 million for the three months ended September 30, 1999. Sales and marketing expense as a percentage of total revenue decreased to 16% for the three months ended September 30, 2000 from 24% for the three months ended September 30, 1999. The dollar increase in sales and marketing expense was primarily due to increases in salaries and commissions. The decrease in sales and marketing expense as a percentage of revenue was a result of the relatively high increase in software and service and other revenue during the three months ended September 30, 2000.

         Research and development. Research and development expense includes personnel costs, contract services, and travel associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expense increased 16% to $1.3 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. Research and development expense as a percentage of total revenue decreased to 10% for the three months ended September 30, 2000 from 15% for the three months ended September 30, 1999. Research and development expense increased due to an increase in salaries and wages. The decrease in research and development expense as a percentage of revenue was a result of the relatively high increase in software and service and other revenue during the three months ended September 30, 2000. Capitalized research and development costs were $364,000 and $277,000 for the three months ended September 30, 2000 and 1999, respectively.

         General and administrative. General and administrative expense consists primarily of personnel costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of Healthcare.com. General and administrative expense increased slightly to $1.8 million for the three months ended September 30, 2000 from $1.7 million for the three months ended September 30, 1999. General and administrative expense as a percentage of total revenue decreased to 14% for the three months ended September 30, 2000 from 24% for the three months ended September 30, 1999. General and administrative expense remained fairly constant, while the decrease in general and administrative expense as a percentage of total revenue was primarily due to the relatively high increase in software and service revenues for the three months ended September 30, 2000.

INTEREST EXPENSE, NET. Net interest expense increased $38,000 to $169,000 for the three months ended September 30, 2000 from $131,000 for the three months ended September 30, 1999. The increase in interest expense resulted from an increase in short-term debt used primarily for working capital purposes, partially offset by interest income earned on cash equivalents.

INCOME TAXES. The Company recorded a provision for income taxes of $44,000 for the three months ended September 30, 2000 relating to certain alternative minimum tax restrictions on the use of net operating loss carryforwards. The Company had no provision for income taxes for the three months ended September 30, 1999 as a result of having a net operating loss.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE. Revenue increased 91% to $35.9 million for the nine months ended September 30, 2000 from $18.8 million for the nine months ended September 30, 1999. As discussed below, the Company experienced increases in both software revenue and services and other revenue.

         Software. Software revenue increased 113% to $9.7 million for the nine months ended September 30, 2000 from $4.5 million for the nine months ended September 30, 1999. As a percentage of total revenue, software revenue increased to 27% for the nine months ended September 30, 2000 from 24% for the nine months ended September 30, 1999. The dollar increase in software revenue was primarily attributable to an expanded market, which now includes e-Health vendors, for the Company's existing software products. The increase in software revenue as a percentage of total revenue resulted from the software revenue increasing at a higher percentage rate than the services and other revenue.

         Services and other. Services and other revenue increased 84% to $26.2 million for the nine months ended September 30, 2000 from $14.3 million for the nine months ended September 30, 1999. Services and other revenue as a percentage of total revenue decreased slightly to 73% for the nine months ended September 30, 2000 from 76% for the nine months ended September 30, 1999. The dollar increase in services and other revenue was primarily due to additional service revenue from the acquisition of ISD effective February 25, 2000. The slight decrease in services and other revenue as a percentage of total revenue resulted primarily from the relatively high increase in software revenue discussed above.


COST OF REVENUE. Total cost of revenue increased 113% to $18.5 million for the nine months ended September 30, 2000 from $8.7 million for the nine months ended September 30, 1999. The total cost of revenue increased primarily from the acquisition of ISD in the first quarter of 2000.


         Software. Cost of software revenue consists principally of royalty payments to third parties for software products that were sold with Healthcare.com's products and amortization of both purchased software and capitalized software development costs. Cost of software revenue increased 42% to $1.3 million for the nine months ended September 30, 2000 from $936,000 for the nine months ended September 30, 1999. As a percentage of software revenue, cost of software revenue decreased to 14% for the nine months ended September 30, 2000 from 21% for the nine months ended September 30, 1999. Cost of software revenue increased due to an increase in amortization of capitalized software development costs and an increase in royalty expense for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The decrease in cost of software revenue as a percentage of software revenue was a result of the relatively high dollar increase in software revenue.

         Services and other. Cost of services and other revenue consists primarily of personnel, contract services, facility and systems costs incurred in providing product implementation, integration projects, maintenance, consulting and education services. Cost of services and other revenue increased 122% to $17.1 million for the nine months ended September 30, 2000 from $7.7 million for the nine months ended September 30, 1999. As a percentage of services and other revenue, cost of services and other revenue increased to 65% for the nine months ended September 30, 2000 from 54% for the nine months ended September 30, 1999. The dollar increase in cost of services and other revenue was primarily attributable to the acquisition of ISD during the first quarter of 2000. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to the addition of long-term service contracts obtained upon the acquisition of ISD, which have higher cost of services than our traditional short-term service contracts.

OPERATING EXPENSES:

         Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses. Sales and marketing expense increased 28% to $6.7 million for the nine months ended September 30, 2000 from $5.3 million for the nine months ended September 30, 1999. Sales and marketing expense as a percentage of total revenue decreased to 19% for the nine months ended September 30, 2000 from 28% for the nine months ended September 30, 1999. The dollar increase in sales and marketing expense was primarily due to increases in salaries and commissions as a result of marketing to an expanded market, including e-Health vendors. The decrease in sales and marketing expense as a percentage of revenue was a result of the relatively high increase in software and service and other revenue during the nine months ended September 30, 2000.

         Research and development. Research and development expense includes personnel costs, contract services, and travel associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expense decreased 4% to $3.1 million for the nine months ended September 30, 2000 from $3.2 million for the nine months ended September 30, 1999. Research and development expense as a percentage of total revenue decreased to 9% for the nine months ended September 30, 2000 from 17% for the nine months ended September 30, 1999. Capitalized research and development costs were $1.0 million for the nine months ended September 30, 2000 and 1999.

         General and administrative. General and administrative expense consists primarily of personnel costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of Healthcare.com. General and administrative expense decreased 3% to $4.7 million for the nine months ended September 30, 2000 from $4.9 million for the nine months ended September 30, 1999. General and administrative expense as a percentage of total revenue decreased to 13% for the nine months ended September 30, 2000 from 26% for the nine months ended September 30, 1999. The dollar decrease is a result of decreases in consulting fees and bad debt expense, partially offset by increases in salaries and wages and goodwill amortization. The decrease in general and administrative expense as a percentage of total revenue was primarily due to the relatively high increase in software and service and other revenues for the nine months ended September 30, 2000.

INTEREST EXPENSE, NET. Net interest expense increased $385,000 to $700,000 for the nine months ended September 30, 2000 from $315,000 for the nine months ended September 30, 1999. The increase in interest expense resulted from an increase in short-term debt used primarily for working capital purposes, partially offset by interest income earned on cash equivalents.

INCOME TAXES. The Company recorded a provision for income taxes of $44,000 for the nine months ended September 30, 2000, relating to certain alternative minimum tax restrictions on the use of net operating loss carryforwards. The Company had no provision for income taxes for the nine months ended September 30, 1999 as a result of having a net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $4.1 million at September 30, 2000 compared to negative working capital of $238,000 at December 31, 1999. The working capital increase was primarily due to the ISD acquisition and profitable operations during the first nine months of 2000.

         Net cash provided by operating activities totaled $1.0 million for the nine months ended September 30, 2000 compared to net cash used in operating activities of $650,000 for the nine months ended September 30, 1999. This increase of $1.7 million was primarily due to net earnings before depreciation and amortization during the nine months ended September 30, 2000, partially offset by the increase in accounts receivable, compared to the same items in the comparable period of 1999.

         Net cash used in investing activities was $846,000 for the nine months ended September 30, 2000 compared to $2.7 million for the nine months ended September 30, 1999. This decreased use of cash of $1.8 million was primarily due to cash obtained in connection with the ISD acquisition and a decrease in capital expenditures during the nine months ended September 30, 2000, compared to last year's comparable period.

         Net cash provided by financing activities was $517,000 for the nine months ended September 30, 2000 compared to $2.2 million for the nine months ended September 30, 1999. This decrease of $1.7 million in cash provided by financing activities is primarily the result of net borrowings under the line of credit during the nine months ended September 30, 1999, whereas there were no net borrowings under the line of credit during the nine months ended September 30, 2000. Additionally, during the nine months ended September 30, 1999, the Company received $331,000 in proceeds from the sale of Series B Preferred Stock.

         On December 21, 1999, the Company entered into a convertible note and warrant purchase agreement with Cybear, Inc., pursuant to which the Company obtained a $3.0 million working capital loan with interest payable quarterly at a rate of 7.8% per annum, and the principal payable on December 21, 2000. The note is convertible at maturity at the holder's option into that number of shares of the Company's common stock determined by dividing the outstanding principal amount by $3.19 (approximately 940,439 shares). The warrant purchase agreement entitles Cybear, Inc. to purchase 47,022 shares of the Company's common stock at any time before December 21, 2004, at an exercise price of $4.875 per share.

         On December 31, 1999, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which provides for a revolving line of credit up to $3.0 million subject to certain borrowing base limitations described in the agreement. The revolving line of credit matures on December 31, 2000, bears interest at the Bank's prime rate (9.50% at September 30, 2000) and is secured by $3.0 million of cash equivalents.

         On February 24, 2000, the Company entered into an Accounts Receivable Financing Agreement (the "Agreement") with the Bank, which provides for an extension of credit in order to finance receivables up to $6.0 million. The Agreement term continues through February 15, 2001 and requires finance charges equal to the Bank's prime rate plus 2%. At September 30, 2000, all $6.0 million was available for borrowing. In conjunction with the Agreement, the Company issued a Stock Purchase Warrant to the Bank, which entitles the holder to purchase 61,539 shares of the Company's common stock at any time on or before February 23, 2005 at an exercise price of $4.875 per share. The Stock Purchase Warrant had not been exercised as of September 30, 2000.

         On March 13, 2000 (the "closing date"), the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets and liabilities of the Integrated Solutions Division ("ISD") of Thermo Information Solutions Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consisted of 1,307,345 shares of the Company's common stock and a warrant to purchase an additional 261,469 shares of the Company's common stock at any time on or before March 13, 2004 at an exercise price of $4.207 per share. On the closing date, the fair value of the securities issued was $5,500,000, determined by calculating the average closing price of the common stock several days before and after the closing date and applying a discount related to certain restrictions on the common stock. The discount applied to the calculated value of common stock issued in this transaction is supported by an independent valuation. The value of the warrant was $506,028 on the closing date, determined using the Black-Scholes option-pricing model. As part of the transaction, the Company received $1,000,000 in cash for working capital purposes from Thermo. Thermo had a one-time right, exercisable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of Healthcare.com common stock in the event that the average trading price of Healthcare.com common stock during the 10-day trading period prior to its election was below $4.207 per share. On July 14, 2000, Thermo exercised this right, resulting in the issuance of 585,128 additional shares of Healthcare.com common stock.

         The Company is engaged in discussions with the Bank and Cybear, Inc. regarding an extension or replacement of the Credit Facility and convertible note as well as with other potential financing sources to provide additional capital for the Company's ongoing and future operations. There can be no assurance that the Company will be successful in its negotiations with the Bank and Cybear, Inc. or in attracting additional capital on terms acceptable to the Company, if at all.

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


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 will be effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, does not anticipate there will be a material impact on the results of operations or financial position from Statements No. 133 or No. 138.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in the fourth quarter of 2000. While SAB 101 does not supersede the software industry-specific revenue recognition guidance, with which we believe we comply, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. We are currently reviewing the provisions of SAB 101. The Company does not believe that the adoption of SAB 101 will have a material impact on the results of operations or financial position.

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

         The Company successfully implemented its Year 2000 program as evidenced by the continued successful operation of its computer products and core internal IT and non-IT systems. Further, the Company has not encountered any significant problems with its third party customers, financial institutions, vendors and others with whom it conducts business. To date, we have not experienced any Year 2000 problems. If any of our third-party suppliers experience Year 2000 disruptions, the Company may incur costs to develop alternative ways of managing the affected aspects of the business. The Company will continue to monitor its product performance and core IT and non-IT systems throughout 2000 to ensure ongoing performance. While there can be no assurance that no Year 2000-related issues may arise, as of September 30, 2000, the Company believes, based on information currently available, that Year 2000 related events are not likely to have a material effect on its results of operations, financial condition or liquidity. Healthcare.com did not incur any material costs directly associated with its Year 2000 readiness efforts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         The Company is subject to interest rate risk on its line of credit (variable-rate debt), financing agreement (variable-rate debt), convertible note payable (fixed-rate debt) and obligations under capital leases (fixed-rate debt). The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and (iii) the impact of interest rate movements on the Company's ability to obtain adequate financing for future operations. The Company manages interest rate risk on its outstanding long-term and short-term debt through its use of fixed and variable rate debt. The Company's risk profile has not significantly changed from that previously disclosed. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an on-going basis.


         PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds


         The Company issued 585,128 shares of common stock to Thermo Information Solutions, Inc. ("Thermo") on July 14, 2000. As part of the acquisition of ISD, the Company granted Thermo a one-time right, exercisable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of Healthcare.com common stock in the event that the average trading price of Healthcare.com common stock during the 10-day trading period prior to its election was below $4.207 per share. On July 14, 2000, Thermo exercised this right, resulting in the issuance of 585,128 additional shares of Healthcare.com common stock. This transaction was exempt from registration under Section 4(2) of the Securities Act, as a transaction not involving a public offering. In addition, Thermo is a sophisticated investor and had access to information about the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

                  Exhibit No.      Description
                  -----------      -----------

                  11               Statements of Computation of Per Share Earnings (Loss).

                  27               Financial Data Schedule (for SEC use only).


         (b) Reports on Form 8-K

             During the quarter ended September 30, 2000 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Healthcare.com Corporation


November 14, 2000       By: /s/ Joseph A. Blankenship
                           ------------------------------------------------
                           Joseph A. Blankenship
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