Form 10-K
period 2000-12-31
HEALTHCARE COM CORP
filed 2001-04-02
CIK 1000231

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

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock (based upon the closing sales price quoted on the Nasdaq National Market) held by nonaffiliates as of March 20, 2001 was approximately $38,433,013.

         As of March 20, 2001, 28,167,013 shares of the registrant's Common Stock, par value $0.01 per share (together with associated preferred stock purchase rights), were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                              ------
Part I

         Item 1.  Business................................................................................        3

                  Factors That May Affect Future Performance..............................................       11

         Item 2.  Properties..............................................................................       24

         Item 3.  Legal Proceedings.......................................................................       24

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................       24


Part II

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................       25

         Item 6.  Selected Financial Data.................................................................       26

         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...       27

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................       38

         Item 8.  Financial Statements and Supplementary Data.............................................       39

                  Supplementary Financial Information.....................................................       39

         Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....       40

Part III

         Item 10. Directors and Executive Officers of the Registrant*.....................................       40

                  Executive Officers of the Registrant....................................................       40

         Item 11. Executive Compensation*.................................................................       40

         Item 12. Security Ownership of Certain Beneficial Owners and Management*.........................       40

         Item 13. Certain Relationships and Related Transactions*.........................................       40

Part IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................       41

* Incorporated by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

         Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) the intensely competitive online commerce industry (including the impact of competitive products and pricing), (ii) various factors that may inhibit growth in the use of the Internet such as the availability and acceptance of the Internet as a secure medium over which to conduct transactions, (iii) inability of third parties to provide software that is integrated into our products,
(iv) new product development and resulting market acceptance, (v) failure to obtain significant subscriber growth, (vi) changes in governmental regulations applicable to or affecting the Company, its competitors, or its customers,
(vii) long sales cycles, (viii) changes in pricing policies, (ix) undetected errors or bugs in the software, (x) delays in product development, (xi) lower-than-expected demand for the Company's software tools or services,
(xii) changes in outsourcing trends involving information technology and related services, (xiii) the ability to successfully integrate acquired assets and retain key personnel, (xiv) business conditions in the healthcare and other complementary markets (including, but not limited to, access to capital and the financial condition of providers and e-Health vendors), (xv) copyright infringement issues and dependence on intellectual property rights, (xvi) volatility in the company's stock price and low trading volume, (xvii) variability in quarterly operating results, and (xviii) the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities & Exchange Commission.

         Readers are urged not to rely on such forward-looking statements, which speak only as of the date hereof. By making such forward-looking statements, the Company does not undertake a duty to update them in any manner.

         In this Report, the words "Company," "Healthcare.com," "we," "our," "ours," and "us" refer to Healthcare.com Corporation and its subsidiaries. Healthcare.com owns the Cloverleaf(R), EMerge(R) and Solution Sourcing(TM) trademarks in the United States. Trademarks, trade names or service marks of other companies appearing elsewhere in this Report are the property of their respective owners.

                                     PART I

ITEM 1.           BUSINESS

                  Healthcare.com develops and markets enterprise application integration solutions that provide the distributed infrastructure for data access, integration, indexing and extension, and offers packaged solutions that implement and build upon these products. In addition, we offer integration and Information Technology ("IT") outsourcing services to healthcare enterprises and healthcare application vendors which allow them to outsource their integration or IT functions. The majority of the Company's revenue comes from service offerings. Healthcare.com's customers are focused within the healthcare and state and local government markets.

         The Company was incorporated in Georgia in June 1994 as Healthdyne Information Enterprises, Inc. ("HDIE"), a wholly-owned subsidiary of Healthdyne, Inc., and was initially focused on providing enterprise-wide clinical information management solutions for integrated healthcare delivery networks. In November 1995, Healthdyne, Inc. distributed to its shareholders all of the outstanding shares of HDIE common stock in a spin-off. In October 1997, HDIE redefined its strategic direction to focus on providing software products and services to support the enterprise-wide integration of information. In 1998, HDIE changed its name to

HIE, Inc. ("HIE"). As part of the strategic focus, HIE (1) acquired HUBLink, Inc., a privately-held integration software product company, in May 1998 in a pooling-of-interests transaction and (2) sold assets related to certain non-strategic consulting services to Superior Consultant Holdings Corporation in December 1998. On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and certain liabilities of the Integrated Solutions Division ("ISD"), a division of Thermo Information Solutions, Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. On April 10, 2000, the name of the Company was changed from HIE, Inc. to Healthcare.com Corporation as part of the Company's introduction of a new healthcare, business-to-business product strategy to complement and extend its existing enterprise-wide integration business.

         The Company's reportable segments are strategic business units that offer different products and services. Beginning January 1, 2000, the Company operates in two segments: (i) the licensing of integration software products and performance of related integration services ("Software and Services") and (ii) services provided by the Company that allow enterprises to outsource their information technology, integration and application functions to Healthcare.com ("Solution Sourcing"). Prior to 2000, the Solution Sourcing business did not separately exist. The significant portion of the Solution Sourcing business was added upon the acquisition of ISD. See Note 14 in the Notes to Consolidated Financial Statements for a complete description of Healthcare.com's reporting segments.

         Healthcare.com sells its software products to distributors and application vendors, as well as directly to end-users. Software license sales are comprised of (1) full-use licenses, which provide the end-user with full functionality of the product and (2) limited use licenses, which restrict the use of certain functionality of the product or the number of application interfaces. A typical distributor or application vendor agreement includes an initial license of software with rights to sublicense, with additional licenses obtained periodically during the term of the agreement. Sales directly to end-users are generally for perpetual licenses for a one-time, up-front fee.

         Healthcare.com recognizes revenue from two primary sources, software licenses and services. Software license revenue is recognized in accordance with the criteria set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-9 Software Revenue Recognition with Respect to Certain Transactions issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, Healthcare.com recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

         Services revenue includes fees for product implementation and integration services, outsourcing services including facilities management and product development, software support and maintenance services and education. Product implementation and integration services are generally provided under contracts with terms of less than one year. Revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on a percentage-of-completion basis, even though some services may be prepaid. The Company provides customers the ability to outsource their integration of software, application hosting and/or their IT facilities management functions. Facilities management outsourcing arrangements are typically one year or longer for a fixed monthly fee. Revenue is recognized monthly in accordance with the fixed-fee agreement. Product development outsourcing arrangements are typically fixed-fee contracts that are one year or longer for which revenue is recognized on a percentage-of-completion basis. Software support and maintenance services are generally provided under one-year renewable service contracts for a prepaid standard fee. Revenue is recognized ratably on a straight-line basis over the term of the contract. Education classes are provided for a standard per-student charge and revenue is recognized as the service is provided.

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

PRODUCTS AND SERVICES

         The Company's two primary software products are Cloverleaf(R) and EMerge(R). The Company also released a new product, WebConX, during the fourth quarter of 2000. In addition, the Company provides services related to its products, as well as integration outsourcing and full IT facilities management services.

Cloverleaf

         Cloverleaf, Healthcare.com's interface engine, allows information in the form of messages, records or transactions to be exchanged, transformed and routed between disparate applications. Cloverleaf simplifies and accelerates integration projects in environments with a wide range of applications, message structures, platforms and legacy technologies. It allows enterprises to create, maintain, manage and monitor the interfaces they use to facilitate inter-application communication, helping reduce the amount of time associated with integration.

         Healthcare.com also offers the Cloverleaf Gateway, a limited-use version of Cloverleaf designed primarily for independent software vendors seeking to package selected integration features with their own product. The Cloverleaf Gateway enables vendors to easily and quickly integrate their applications with their customers' existing IT environments.

EMerge

         Emerge, Healthcare.com's enterprise-wide master patient index ("EMPI"), helps healthcare enterprises to integrate person-specific information--such as demographics, identification numbers and insurance information--across organizations and information systems. Healthcare information systems typically have proprietary master person index ("MPI") keys to reference data related to each person (e.g. a patient record) held in their database. EMerge indexes the MPIs of multiple, disparate healthcare information systems so that users can gain access to information on these systems. It identifies and tracks patients and encounter summaries across the continuum of patient care and offers front-end and back-end integration capabilities. EMerge also minimizes the duplication of patient records, improves data access time and allows accurate linkages of disparate clinical information. EMerge provides process-level integration and an indexing system applied specifically to the healthcare industry. As of December 31, 2000, EMerge was installed in approximately 25 healthcare locations.

         Healthcare.com is currently at EMerge release level 3.7 and expects to release updates or new versions during 2001.

WebConX

         WebConX was designed to address the need to bring data from existing, incompatible systems to a browser-based application or website. WebConX facilitates real-time transactions between back-end legacy systems and Web application servers, providing Web developers with a toolkit to use in linking their Web applications to legacy systems. Its integration services provide the power for Web applications to get instant access to legacy data and also allow the creation of consolidated, browser-based views of information residing in multiple, disparate information systems.

Healthcare.com Product-Related Services

         Healthcare.com offers comprehensive integration design, implementation, maintenance and education services related to all Healthcare.com products. Our service line includes offerings in implementation; long-term, on-site and off-site integration management and short-term assistance for time-critical, highly complex integration projects. In addition to its integration and system administration services, Healthcare.com provides its customers with comprehensive training and 24 hours per day and 7 days per week technical support for its products via telephone, electronic mail and its web site.

Healthcare.com Packaged Solutions

         Healthcare.com has created packages that combine our products and services into solutions designed to solve specific business problems, such as:

         - Facilitating integrated, real-time patient insurance eligibility verification for the Integrated Delivery Network;

         - Integrating the healthcare enterprise's materials management system to its chosen e-commerce hub;

         - Extending and consolidating legacy clinical data drawn from incompatible applications, like lab, radiology and admissions, to new browser-based applications; and

         - Consolidating and automating the range of processes found in today's major retirement systems into a single, unified application interface.

         These packaged solutions work in combination with the enterprise's existing applications.

Healthcare.com SolutionSourcing Services

         Our SolutionSourcing division takes on responsibility for an enterprises' integration function or entire data center. Healthcare.com works with clients to create customized menus of services that allow the flexibility and control a customer needs to meet current and future IT obligations.

         INTEGRATION SOURCING allows the client organization, whether integrated healthcare delivery network or vendor, to outsource its integration functions to Healthcare.com. With Integration

         Sourcing, Healthcare.com assumes management and personnel roles, asset arrangements for hardware within the integration function, software upgrades, interface development, documentation and maintenance of interfaces and around-the-clock monitoring and support.

         APPLICATION SOURCING gives healthcare institutions and vendors the ability to outsource the hosting of their applications, or use Healthcare.com's applications via an Application Service Provider.

         FACILITIES SOURCING gives institutions the ability to fully outsource their computing operations to Healthcare.com. Some of the services included under facilities sourcing are:

         -- Information Technology ("IT") consulting and strategic planning; -- Systems integration;
         -- Network design and management;
         -- Software development;
         -- Hardware procurement;
         -- Data and voice communications;
         -- IT training and education;
         -- Project management; and
         -- IT support and maintenance

CUSTOMERS

         Healthcare.com has two primary target customers: the healthcare enterprise (which may be a large hospital, integrated delivery network or other healthcare-delivery entity) and the healthcare software vendor. An enterprise is either a single entity with multiple departments or multiple entities that are joined together to fulfill a common mission. For example, a hospital, which has laboratory, radiology, pharmacy and other departments, is an enterprise; an integrated healthcare delivery network, which consists of hospitals, clinics, imaging centers, physicians, home healthcare providers, management service organizations, employers, payors and others, is also an enterprise. The healthcare software vendor is in the business of developing software products for the healthcare industry. Its products offer solutions to a healthcare enterprise problem, and must be integrated into the healthcare enterprise's existing information systems infrastructure.

         Since its inception in 1994, Healthcare.com has focused on providing products and services to customers in the healthcare market, and substantially all of Healthcare.com's revenue comes from customers in the healthcare market. Healthcare.com's products are currently available to customers in versions specifically designed to meet the needs of companies in the healthcare and financial industries. Healthcare.com also offers products and services designed for state retirement systems, as well as for the various criminal justice systems in the United States. While over 95% of Healthcare.com's revenues in 2000 were generated within the United States, Healthcare.com has customers in several countries worldwide.

         Individually, two end-user customers exceeded 10% of the Company's total revenue during 2000. Together, these two customers represented 33% of total revenue and 54% of service revenue during 2000. No single end-user customer accounted for more than 10% of the Company's revenue in 1999 or 1998.

         Approximately $6.7 million (35% of the gross accounts receivable balance at December 31, 2000) of the Company's accounts receivable is due from four customers. The two customers noted in the preceding paragraph are two of these four customers.

         Approximately 1%, 7% and 35% of Healthcare.com's total revenue in 2000, 1999 and 1998, respectively, were generated by third-party distributors of its products. During fiscal 1998, distributors accounted for approximately 80% of Healthcare.com's software sales, and one distributor, McKessonHBOC, accounted for approximately 40% of Healthcare.com's software license revenue and approximately 18% of Healthcare.com's total revenue.

                  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Backlog" regarding information about backlog orders.

SALES AND MARKETING

         Healthcare.com sells its products and services primarily through its direct sales force. In addition, many healthcare application vendors incorporate our technology into their own products, sublicense our technology, or use our products within their implementation service offerings. As of December 31, 2000, Healthcare.com employed a total of 32 individuals in its direct sales force. Healthcare.com's sales people are located throughout the United States.

         Healthcare.com's typical healthcare sales cycle is between three and nine months.

         Healthcare.com conducts extensive marketing programs including direct mail, media relations, user group and partnership relations, advertising and trade shows. Healthcare.com also sponsors an annual user conference that provides it with the opportunity to exchange information with its customers on Healthcare.com's products and trends in the industry. As of December 31, 2000, Healthcare.com employed a total of six individuals in marketing.

RESEARCH AND DEVELOPMENT

         Healthcare.com has made substantial investments in Enterprise Application Integration ("EAI") technology through product development and acquisition. Healthcare.com spent $5.7 million, $5.3 million and $5.1 million on research and development activities during 2000, 1999 and 1998, respectively. Its product suite has evolved from message brokers first produced by predecessors as early as 1991. As of December 31, 2000, Healthcare.com had a development staff of 53. Healthcare.com categorizes its product development management into three coordinated groups:

         Research. This group is responsible for researching emerging technologies and developing prototypes for future products.

         Message Broker. This group is responsible for the development, integration and quality engineering of the Cloverleaf Integration Engine, Cloverleaf OM3 components and other message brokering products.

         Indexing. This group is responsible for Healthcare.com's healthcare processware product, EMerge, which is an indexing product for persons and insurance and care providers.

COMPETITION

         The market for Healthcare.com's products is intensely competitive and is expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. Healthcare.com's current competitors include a number of companies offering one or more solutions to the application integration problem, some of which are directly competitive with Healthcare.com's products.

         Healthcare.com faces competition for product sales and services from a number of sources, including the following:

         - "in-house" IT departments of potential customers or distributors

         - other vendors offering EAI software directly competitive with our products, such as SeeBeyond Technology Corporation

         - other vendors offering EMPI software directly competitive with our products, such as SeeBeyond Technology Corporation, Madison Technologies, Inc. and various HIS vendors

         - systems integrators and professional service organizations and consultants

         - other vendors of software that address only certain technology components of EAI solutions

         Many of these companies have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than Healthcare.com. Many of these competitors also may have well-established relationships with Healthcare.com's current and potential customers in our targeted markets. In addition, many of these competitors have extensive knowledge of EAI and may be in a better position than Healthcare.com to devote significant resources toward the development, promotion and sale of products.

         Healthcare.com believes that the principal competitive factors affecting its market include product features such as heterogeneous computing platforms, responsiveness to customer needs, scaleability, adaptability, support of a broad range of functionality, performance, ease of use, quality, price and availability of professional services for product implementation, customer service and support, effectiveness of sales and marketing efforts, and company and product reputation. Although Healthcare.com believes that it currently competes favorably with respect to such factors, there can be no assurance that it can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than Healthcare.com.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         Healthcare.com's success and ability to compete are dependent in part upon its proprietary technology. Healthcare.com relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. Despite Healthcare.com's efforts to protect its proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. Moreover, the laws of certain countries do not protect Healthcare.com's proprietary rights to the same extent as do the laws of the United States. In addition, attempts may be made to copy or reverse engineer aspects of Healthcare.com's products or to obtain and use information that Healthcare.com regards as proprietary. Accordingly, there can be no assurance that Healthcare.com will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially and adversely affect Healthcare.com's business, financial condition or results of operations. Moreover, there can be no assurance that others will not develop products that infringe Healthcare.com's proprietary rights, or that are similar or superior to those developed by Healthcare.com. Policing the unauthorized use of Healthcare.com's products is difficult and litigation may be necessary in the future to enforce Healthcare.com's intellectual property rights, to protect Healthcare.com's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Healthcare.com's business, financial condition or results of operations.

         There can be no assurance that third parties will not claim infringement by Healthcare.com with respect to current or future products. Healthcare.com expects that EAI software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. In addition, there can be no assurance that legal action claiming patent infringement will not be commenced against Healthcare.com, or that Healthcare.com would necessarily prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against Healthcare.com was successful or Healthcare.com could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, Healthcare.com's business, financial condition and results of operations would be materially adversely affected.

EMPLOYEES

         As of December 31, 2000, Healthcare.com employed 375 persons. Of these employees, 38 were engaged in sales and marketing, 248 were in services, 53 were in research and development and 36 were in general and administrative functions. None of these employees are represented by a labor union or subject to any collective bargaining agreement, and Healthcare.com has experienced no work stoppages. Management believes that its relationship with its employees is good and that the future success of Healthcare.com depends in large part on its ability to attract and retain qualified personnel.

                   FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

         In addition to other factors and matters discussed elsewhere herein, factors that, in the view of Healthcare.com, could cause actual results to differ materially from those discussed in forward-looking statements are set forth below. All forward-looking statements attributable to Healthcare.com or persons acting on our behalf are expressly qualified in their entirety by the following cautionary statements.

OUR OPERATING RESULTS VARY SIGNIFICANTLY AND OUR PAST OPERATING RESULTS MAY NOT BE INDICATIVE OF OUR FUTURE PERFORMANCE

         Historically, the Company had not achieved year over year revenue growth. You should not use our past results to predict future operating margins and results. Additionally, we have a limited operating history upon which you can base your evaluation of our business and prospects. With exception of 1996, 1998 and 2000, we experienced a history of losses and we have not yet been consistently profitable on an annual basis. At December 31, 2000, we had an accumulated deficit of approximately $26.9 million. Our future operating results will depend on many factors, including the following general market conditions, business factors, government regulations and Intellectual Property:

General Market Conditions:

         - business conditions in the healthcare and other markets, including, but not limited to access to capital and the financial condition of health care providers and healthcare software vendors

         - the effects of global economic conditions on capital expenditures for software

         -        the growth of the EAI software market

         -        the growth of demand for our Emerge Product

         - changes in outsourcing trends involving information and technology services

         - the impact of the Internet on the healthcare industry , including various factors that may inhibit the growth in the use of the Internet, including, but not limited to, the availability and acceptance of the Internet as a secure medium over which to conduct transactions, the intensely competitive online commerce industry and the impact of competitive products and pricing

         - volatility in the Company's stock price and historically low trading volume

Business Factors:

         -        dependence on a limited number of products

         - the mix of lower margin services revenue and higher margin licensing revenue

         - new product development and resulting market acceptance of the Company's products

         -        undetected errors or bugs in the Company's software

         -        delays in product development

         - unavailability of third party software that is incorporated into our products

         - our dependence on sales to significant customers and distributors

         - variability in quarterly operating results due to seasonal fluctuations and other market conditions

         -        our dependence on the healthcare and financial/banking markets

         - failure to obtain significant subscriber growth in our e-commerce products

         - the amount and timing of service revenues and the collection of related accounts receivable

         - the size and timing of orders for our products and the collection of related accounts receivable

         - lower than expected demand for the Company's software tools or services

         -        long sales cycles for our products and services

         - changes in pricing policies for our products and services and those of our competitors

         - the amount, availability and timing of expenditures relating to expansion of our business

         -        potential delay in implementation at customer sites

         - introduction of new products and enhancements by us or our competitors and the resulting market acceptance of the Company's products

         - the ability to integrate the operations and assets of acquired businesses, including the retention of key employees and contracts associated with such acquisitions

         - ability to recruit qualified sales, technical and support personnel

         - risks associated with international operations, including difficulties in establishing and managing international distribution channels, modifying software for use in foreign markets, enforcing intellectual property rights, fluctuations in the value of foreign currencies, changes in duties and quotas, introduction of tariff or no-tariff barriers and economic, political and regulatory changes

         - material costs may be incurred in connection with product liability claims

         - certain events could result in our being delisted from Nasdaq, which could affect our ability to raise funds

Government Regulations and Intellectual Property:

         - changes in government regulations applicable to or affecting the Company, including but not limited to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and potential regulation by the FDA

         - the impact of government reimbursement changes on the Company's customers, including, but not limited to the Balanced Budget Act of 1997

         - copyright infringement issues and dependence on intellectual property rights; our success may depend on our ability to protect our proprietary technology and intellectual property infringement claims can be costly and result in the loss of significant rights

Certain of these risk factors are discussed in more detail below, however, failure to discuss a risk factor in detail does not diminish its potential impact of the operations and financial results of the Company.

THERE CAN BE NO ASSURANCES THAT THE COMPANY WILL SUSTAIN THE GROWTH RATE AND INCREASES IN PROFITABILITY OF YEAR 2000 IN FUTURE PERIODS.

         Prior to 2000, excluding 1996 and 1998, we experienced a history of losses, and, while the Company was profitable in 2000, 1998 and 1996, we have not yet been consistently profitable on an annual basis. We believe this is primarily due to the fluctuation in the percentage of lower margin service revenue and higher margin software licensing revenue. Unless we are able to sustain the increases in software licensing revenue from sales of our existing Cloverleaf and Emerge products, as well as develop and market new enhancements and new products, our lower-margin service business may dominate our overall revenue composition. If this occurs, and we are unable to make cost cutting measures, including improvements to the gross profit of the service business, the Company may experience reduced profits and/or losses.

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

Our Dependence On Sales To Significant Customers and Distributors May Impact Our Quarterly Results

         Sales of our products and services to a small number of significant customers and distributors may account for a significant amount of revenue for a particular quarter. Individually, two end-user customers exceeded 10% of the Company's total revenue during 2000. Together, these two customers represented 33% of total revenue and 54% of service revenue during 2000. The accounts receivable balance from these two customers combined was approximately $3.2 million on December 31, 2000. No single end-user customer accounted for more than 10% of the Company's revenue in 1999 or 1998. Our significant customers and distributors may not purchase significant amounts (or any) of our products or services in a particular quarter. Further, the absence of significant customers or the changes or delays in distributor orders in the future may cause significant variability in our revenue for any particular quarter.

Collection Of Accounts Receivable May Impact Our Quarterly Results

         A downturn in the software market, the healthcare market or the market in general or other financial problems of significant customers could affect our ability to collect outstanding accounts receivable. We have been required to establish a reserve against a significant accounts receivable balance in the past. Our accounts receivable, minus an allowance for doubtful accounts of $5.3 million, were approximately $13.9 million on December 31, 2000. Also, four customers make up approximately 35% of our gross accounts receivable balance at December 31, 2000. A delay in collection or uncollectibility of a significant customer's balance could harm our liquidity and working capital position.

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

OUR REVENUE IS PRIMARILY GENERATED IN THE HEALTHCARE MARKET

         Substantially all of our revenue comes from customers in the healthcare market. Sales to healthcare organizations and healthcare application vendors accounted for substantially all of our total revenue for the years ended December 31, 2000, 1999 and 1998. As a result, our business, financial condition and results of operations are influenced by conditions affecting these industries. Our customers and distributors may not continue to purchase our products and services. Consequently, our failure to maintain our relationships with our current customers and distributors or to add new customers or distributors that make significant purchases of our products and services would seriously harm our business, financial condition and results of operations.

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

         The healthcare market itself is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems, such as modifications which may be required by the Health Insurance Portability and Accountability
Act of 1996 ("HIPAA"), could cause us to make unplanned enhancements of software applications or services or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by healthcare participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare market participants operate. Healthcare market participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect any proposals would have on our business. See "--Government Regulation Could Adversely Affect Our Business."

OUR SOFTWARE LICENSE REVENUE IS SUBSTANTIALLY DEPENDENT ON TWO PRODUCTS

         Approximately 75% of our software revenue in 2000 was derived from licenses of our Cloverleaf products and approximately 25% of our software revenue was derived from licenses of our Emerge products. Substantially all of our software license revenue in 1998 and approximately 90% of our software license revenue in 1999 was derived from licenses of our Cloverleaf products. Our future success will depend on continued market acceptance of our Cloverleaf products and enhancements to this product. Competition, technological change or other factors could reduce demand for, or market acceptance of, our Cloverleaf products. A decline in demand for our Cloverleaf products would seriously harm our business, financial condition and results of operations. To date, EMerge has only a limited sales history upon which you can base your evaluation of its prospects. If we are unable to achieve significant sales of our software products, the composition of our revenue may be dominated by our lower-margin services business, which may contribute to reduced profits and/or losses.

WE DEPEND ON SERVICES REVENUE

         Services revenue represented a majority of our total revenue for 2000, 1999, and 1998. We anticipate that services revenue will continue to account for a substantial amount of our total revenue for the foreseeable future.

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

         - 45% of our service revenue from 2000 was derived from long-term service contracts relating to our Solution Sourcing agreements. In the event that one of these long-term service contracts is terminated or is not renewed, our service revenue will be reduced materially and such termination or failure to renew will materially affect our operating results.

         If our services revenue is lower than anticipated, our business, financial condition and results of operations could be seriously harmed. In addition, we believe our success depends in part on introducing new service offerings.

WE MAY BE UNABLE TO RECRUIT QUALIFIED SALES, TECHNICAL AND SUPPORT PERSONNEL

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

         -        further develop our EAI and EMPI service offerings

         - successfully integrate the assets and operations of acquired businesses

         -        retain key employees and contracts

SALES AND IMPLEMENTATION CYCLES FOR OUR EAI AND EMPI SOLUTIONS CAN BE LENGTHY

         Sales cycles for our EAI and EMPI solutions can be lengthy. Our typical sales cycle to customers in the healthcare market ranges between three to nine months from our initial contact with a potential customer to the sales of our solutions. We are unable to control many factors that will influence our customers' buying decisions. The sales and implementation process involves a significant technical evaluation and commitment of capital and other resources by our customers. The sale and implementation of our solutions are subject to delays due to our customers' internal budgets and procedures for approving large capital expenditures and deploying new technologies.

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

         Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. Many of our competitors also may have well-established relationships with our current and potential customers in our target markets. In addition, many of these competitors have extensive knowledge of EAI and EMPI solutions and may be in a better position than we are to devote significant resources toward the development, promotion and sale of their products.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY

         Our success depends upon our ability to maintain the proprietary and confidential technology incorporated in our products. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no patents granted. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. We cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of our resources.


INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS CAN BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

         It is possible that third parties will claim that we have infringed their current or future intellectual property rights. We expect that EAI and EMPI software developers may increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could seriously harm our business, financial condition and results of operations. We cannot assure you that such royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. Additionally, we cannot assure you that legal action claiming intellectual property infringement will not be commenced against us, or that we would prevail in such litigation given the complex technical issues and inherent uncertainties in litigation. In the event an intellectual property claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business, financial condition and results of operations would be seriously harmed. Even if we prevail in litigation, the expense of litigation could be significant and could seriously harm our business, financial condition and results of operations.

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

THERE ARE MANY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         While over 95% of our revenue in 2000, and approximately 90% for the years ended December 31, 1999 and 1998, was generated within the United States, we have customers in several countries worldwide. International sales in certain foreign markets are subject to a variety of risks, including

         - difficulties in establishing and managing international distribution channels

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

         Another legislative change that may affect our business is the Balanced Budget Act of 1997, which significantly changes the method of payment under the Medicare and Medicaid programs, resulting in significant reductions in payments to healthcare providers for inpatient, outpatient, home health and skilled nursing services. This may affect the spending and purchasing patterns of our customers or potential customers, causing our customers to reduce their purchases of our products or postpone their investment decisions.

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

ITEM 2.           PROPERTIES

         Healthcare.com leases approximately 16,101 square feet of office space under three leases in Marietta, Georgia for its principal executive and administrative offices and its corporate sales, marketing and research and development facilities. These leases all expire in February 2003. These three leases combined require monthly rental payments of approximately $23,222. Healthcare.com leases approximately 27,533 square feet of office space in Dallas, Texas for most of its services personnel for monthly rental payments of approximately $66,574, pursuant to a lease which expires in January 2006. Healthcare.com leases approximately 9,550 square feet of office space in Columbus, Ohio for services and product development personnel for monthly rental payments of approximately $9,152, pursuant to a lease which expires in July 2002. Healthcare.com also leases approximately 4,313 and 1,895 square feet of office space in Charleston, South Carolina and Honolulu, Hawaii, respectively, for SolutionSourcing service personnel for combined monthly rental payments of approximately $13,843, pursuant to leases which expire in August 2001 and December 2002, respectively.

ITEM 3.           LEGAL PROCEEDINGS

         As of the date hereof, there are no material legal proceedings pending against Healthcare.com. From time to time, Healthcare.com is involved in legal proceedings and litigation arising in the ordinary course of business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Healthcare.com's common stock, $0.01 par value per share, together with associated preferred stock purchase rights, is traded on the Nasdaq National Market under the symbol "HCDC." The following table sets forth the high and low sales prices of the common stock as reported by the Nasdaq National Market for the periods indicated.

                                                   HIGH           LOW
                                                  -------       -------

         1999
              First Quarter.................      $ 10.25       $  3.37
              Second Quarter................         4.25          2.00
              Third Quarter.................         3.06          1.75
              Fourth Quarter................         3.94          1.53

         2000
              First Quarter.................      $  6.13       $  3.38
              Second Quarter................         6.00          2.25
              Third Quarter.................         3.94          2.25
              Fourth Quarter................         2.69          1.19

         As of February 28, 2001, there were approximately 1,995 holders of record of Healthcare.com's common stock.

         The Company has never paid any cash dividends with respect to its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for use in the expansion of the Company's business. The payment of dividends, if any, in the future with respect to the Company's common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. The Company is a party to a Loan and Security Agreement that contains covenants restricting the payment of dividends on the Company's common stock.

         On December 21, 1999, Healthcare.com and Cybear, Inc., an unrelated third-party customer, entered into a convertible note and warrant purchase agreement pursuant to which Healthcare.com obtained a $3 million working capital loan with interest payable quarterly at a rate of 7.8% per annum. The convertible note was paid in full on the due date, December 21, 2000. The warrant purchase agreement entitles the holder to purchase 47,022 shares of the Company's common stock at any time on or before December 21, 2004 at an exercise price of $3.19 per share. The shares of common stock underlying the convertible note and the warrant purchase agreement are subject to piggyback registration rights. This transaction was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. In addition, the parties were sophisticated investors and had access to information about the Company.

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with Healthcare.com's consolidated financial statements and related notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report. The selected consolidated financial statement data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from Healthcare.com's audited consolidated financial statements and give retroactive effect to the 1998 merger of a subsidiary of Healthcare.com and HUBLink, Inc., which merger was accounted for as a pooling of interests. Historical results are not necessarily indicative of results of operations to be expected in the future.

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                          2000          1999          1998          1997          1996
                                                        --------      --------      --------      --------      --------
                                                                   (In thousands, except for per share data)

STATEMENTS OF OPERATIONS:

Total revenue ....................................      $ 48,313      $ 25,315      $ 27,184      $ 18,064      $ 20,243
Operating earnings (loss) ........................      $  3,860      $ (7,977)     $  1,599      $ (8,506)     $    497
Net earnings (loss) attributable to common
shareholders .....................................      $  2,808      $ (8,504)     $  1,498      $ (8,596)     $    107
Diluted net earnings (loss) per share of
   common stock ..................................      $   0.10      $  (0.34)     $   0.06      $  (0.38)     $   0.01
Shares used in the calculation of diluted
   net earnings (loss) per share of common
   stock .........................................        28,119        25,347        24,867        22,587        21,277

                                                                               AS OF DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                          2000          1999          1998          1997          1996
                                                        --------      --------      --------      --------      --------
                                                                                 (In thousands)

CONSOLIDATED BALANCE SHEETS DATA:
Total assets .....................................      $ 38,824      $ 27,267      $ 31,535      $ 28,940      $ 33,085
Long-term debt and obligations under
   capital leases, excluding current
   installments ..................................      $    151      $    254      $    642      $    316      $  4,316
Redeemable preferred stock .......................      $    152      $    348      $     --      $     --      $     --

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

OVERVIEW

         Healthcare.com develops and markets enterprise application integration solutions that provide the distributed infrastructure for data access, integration, indexing and extension, and offers packaged solutions that implement and build upon these products. In addition, we offer integration and Information Technology ("IT") outsourcing services to healthcare enterprises and healthcare application vendors which allow them to outsource their integration or IT functions. Healthcare.com's customers are focused within the healthcare and state and local government markets.

         The Company was incorporated in Georgia in June 1994 as Healthdyne Information Enterprises, Inc. ("HDIE"), a wholly-owned subsidiary of Healthdyne, Inc., and was initially focused on providing enterprise-wide clinical information management solutions for integrated healthcare delivery networks. In November 1995, Healthdyne, Inc. distributed to its shareholders all of the outstanding shares of HDIE common stock in a spin-off. In October 1997, HDIE redefined its strategic direction to focus on providing software products and services to support the enterprise-wide integration of information. HDIE changed its name to HIE, Inc. ("HIE"). As part of the strategic focus, HIE (1) acquired HUBLink, Inc., a privately-held integration software product company, in May 1998 in a pooling-of-interests transaction and (2) sold assets related to certain non-strategic consulting services to Superior Consultant Holdings Corporation in December 1998. On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets of the Integrated Solutions Division ("ISD"), a division of Thermo Information Solutions, Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. On April 10, 2000, the name of the Company was changed from HIE, Inc. to Healthcare.com Corporation as part of the Company's introduction of a new healthcare, business-to-business product strategy to complement and extend its existing enterprise-wide integration solution business.

         Healthcare.com sells its software products to distributors and application vendors, as well as directly to end-users. Software license sales are comprised of (1) full-use licenses, which provide the end-user with full functionality of the product and (2) limited use licenses, which restrict the use of certain functionality of the product or the number of application interfaces. A typical distributor or application vendor agreement includes an initial purchase of software for resale with additional licenses purchased periodically during the term of the agreement. Sales directly to end-users are generally for perpetual licenses for a one-time, up-front fee.

         Healthcare.com recognizes revenue from two primary sources, software licenses and services. Software license revenue is recognized in accordance with the criteria set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-9 Software Revenue Recognition with Respect to Certain Transactions issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, Healthcare.com recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

         Services revenue includes fees for product implementation and integration services, outsourcing services including facilities management and product development, software support and maintenance services and education. Product implementation and integration services are generally provided under contracts with terms of less than one year. Revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on a percentage-of-completion basis, even though some services may be prepaid. The Company provides customers the ability to outsource their integration of software, application hosting and/or their IT facilities management functions. Facilities management outsourcing arrangements are typically one year or longer for a fixed monthly fee. Revenue is recognized monthly in accordance with the fixed-fee agreement. Product development outsourcing arrangements are typically fixed-fee contracts that are one year or longer for which revenue is recognized on a percentage-of-completion basis. Software support and maintenance services are generally provided under one-year renewable service contracts for a prepaid standard fee. Revenue is recognized ratably on a straight-line basis over the term of the contract. Education classes are provided for a standard per-student charge and revenue is recognized as the service is provided.

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

RESULTS OF OPERATIONS

         The following table sets forth both Healthcare.com's total revenue and the percentage of total revenue (unless otherwise indicated) for each component included in Healthcare.com's Consolidated Statements of Operations for the years indicated:


                                                                            YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                   2000            1999             1998
                                                                 -------          -------          -------

Total Healthcare.com Revenue (in 000's)                          $48,313          $25,315          $27,184

Revenue:
     Software .......................................               26.3%            27.6%            45.7%
     Services and other .............................               73.7%            72.4%            54.3%
                                                                 -------          -------          -------
         Total revenue ..............................              100.0%           100.0%           100.0%
                                                                 -------          -------          -------

Cost of revenue:
     Software (as a % of software revenue) ..........               13.3%            19.2%             6.9%
     Services and other (as a % of services and other
       revenue) .....................................               64.4%            55.6%            48.1%
         Total cost of revenue ......................               51.0%            45.6%            29.3%
                                                                 -------          -------          -------

         Gross profit ...............................               49.0%            54.4%            70.7%

Operating expenses:
     Sales and marketing ............................               17.2%            27.5%            24.5%
     Research and development .......................                8.8%            16.0%            14.3%
     General and administrative .....................               12.5%            21.9%            21.1%
     Provision for doubtful accounts ...............                 2.5%            20.5%             1.0%
     Merger costs ...................................                 --%              --%             3.9%
                                                                 -------          -------          -------
         Operating earnings (loss) ..................                8.0%           (31.5)%            5.9%

Interest expense ....................................               (2.3)%           (2.1)%           (1.0)%
Interest income .....................................                0.4%             0.1%             0.6%
                                                                 -------          -------          -------
         Earnings (loss) before income taxes ........                6.1%           (33.5)%            5.5%

Income taxes ........................................               (0.2)%             --%              --%
                                                                 -------          -------          -------

         Net earnings (loss) ........................                5.9%           (33.5)%            5.5%
                                                                 =======          =======          =======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         REVENUE. Revenue increased by 91% to $48.3 million in the year ended December 31, 2000 from $25.3 million in the year ended December 31, 1999. As discussed below, the Company experienced increases in both software revenue and services and other revenue.

         SOFTWARE. Software license revenue increased by 82% to $12.7 million in the year ended December 31, 2000 from $7.0 million in the year ended December 31, 1999. As a percentage of total revenue, software license revenue decreased to 26.3% in the year ended December 31, 2000 from 27.6% in the year ended December 31, 1999. The dollar increase in software revenue was primarily attributable to an expanded market, which now includes application vendors, for the Company's existing software products. The decrease in software revenue as a percentage of total revenue resulted from a large increase in services and other revenue due to the acquisition of ISD.

         SERVICES AND OTHER. Services and other revenue increased by 94% to $35.6 million in the year ended December 31, 2000 from $18.3 million in the year ended December 31, 1999. As a percentage of total revenue, services and other revenue increased to 73.7% in the year ended December 31, 2000 from 72.4% in the year ended December 31, 1999. The dollar and percentage of revenue increases in services and other revenue was primarily due to additional service revenue from the acquisition of ISD effective February 25, 2000. The Company's integration services for the year ended December 31, 2000 were relatively flat compared to the year ended December 31, 1999 due to various industry factors affecting healthcare providers.

         COST OF REVENUE. Total cost of revenue increased 114% to $24.6 million for the year ended December 31, 2000 from $11.5 million for the year ended December 31, 1999. Total cost of revenue increased primarily from the acquisition of ISD in the first quarter of 2000.

         SOFTWARE. Cost of software license revenue consists principally of royalty payments to third parties for software products that were sold with Healthcare.com's products, software purchased from third parties for resale, and amortization of capitalized software development costs. Cost of software license revenue increased by 26% to $1.7 million in the year ended December 31, 2000 from $1.3 million in the year ended December 31, 1999. As a percentage of software license revenue, cost of software license revenue decreased to 13.3% in the year ended December 31, 2000 from 19.2% in the year ended December 31, 1999. The $350,000 increase in the cost of software revenue is due primarily to an increase in amortization of capitalized software development costs for the year ended December 31, 2000, compared to the year ended December 31, 1999. The decrease in cost of software revenue as a percentage of software revenue was a result of the relatively high dollar increase in software revenue.

         SERVICES AND OTHER. Cost of services and other revenue consists primarily of personnel, contract services, facility and systems costs incurred in providing product implementation, integration projects, maintenance, consulting and education services. Cost of services and other revenue increased by 125% to $22.9 million in the year ended December 31, 2000 from $10.2 million in the year ended December 31, 1999. As a percentage of services and other revenue, cost of services and other revenue increased to 64.4% in the year ended December 31, 2000 from 55.6% in the year ended December 31, 1999. The dollar increase in cost of services and other revenue was primarily attributable to the acquisition of ISD during the first quarter of 2000. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to the addition of long-term service contracts obtained upon the acquisition of ISD, which have higher cost of services rates than our traditional short-term service contracts.

         OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses. Sales and marketing expense increased by 19% to $8.3 million in the year ended December 31, 2000 from $7.0 million in the year ended December 31, 1999. As a percentage of total revenue, sales and marketing expense decreased to 17.2% in the year ended December 31, 2000 from 27.5% in the year ended December 31, 1999. The dollar increase in sales and marketing expense was primarily due to increases in salaries and commissions. The decrease in sales and marketing expense as a percentage of revenue was a result of the relatively high increase in software and service and other revenue during the year ended December 31, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expense includes personnel costs, contract services, and travel associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expense increased by 6% to $4.3 million in the year ended December 31, 2000 from $4.0 million in the year ended December 31, 1999. As a percentage of total revenue, research and development expense decreased to 8.8% in the year ended December 31, 2000 from 16.0% in the year ended December 31, 1999. Research and development expense increased due to an increase in salaries and wages. The decrease in research and development expense as a percentage of revenue was a result of an increase in software and service and other revenue during the year ended December 31, 2000. Capitalized costs related to internally developed software remained relatively consistent at $1.4 million in the year ended December 31, 2000 compared to $1.3 million in the year ended December 31, 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of personnel costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of Healthcare.com. General and administrative expense also includes the amortization of goodwill. General and administrative expense increased by 9% to $6.0 million in the year ended December 31, 2000 from $5.5 million in the year ended December 31, 1999. As a percentage of total revenue, general and administrative expense decreased to 12.5% in the year ended December 31, 2000 from 21.9% in the year ended December 31, 1999. The increase in general and administrative expense was primarily attributable to general and administrative expenses related to the ISD acquisition that the Company completed in the first quarter of 2000. The decrease in general and administrative expense as a percentage of total revenue was primarily due to an increase in software and services and other revenue for the year ended December 31, 2000.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts decreased to $1.2 million in the year ended December 31, 2000 from $5.2 million in the year ended December 31, 1999. As a percentage of total revenue, the provision for doubtful accounts decreased to 2.5% in the year ended December 31, 2000 from 20.5% in the year ended December 31, 1999. The provision for doubtful accounts during 2000 primarily arose from two customers which declared bankruptcy in the fourth quarter of 2000. The provision for doubtful accounts during 1999 was primarily due to the uncertainty of the timing and ultimate collection of an unpaid balance related to a single distributor.

         INTEREST EXPENSE. Interest expense increased $579,000 to $1.1 million for the year ended December 31, 2000 from $529,000 for the year ended December 31, 1999. The increase in interest expense resulted from an increase in short-term debt used primarily for working capital purposes.

         INCOME TAXES. The Company recorded a provision for income taxes of $79,000 for the year ended December 31, 2000 relating to certain alternative minimum tax restrictions on the use of the Company's net operating loss carryforwards. As of December 31, 2000, Healthcare.com had net operating loss carryforwards for tax reporting purposes of approximately $20.5 million, which expire at various dates from 2009 through 2019. The Company had no provision for income taxes for the year ended December 31, 1999 as a result of having a loss before income taxes.


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

         COST OF REVENUE

         SOFTWARE. Cost of software license revenue consists principally of royalty payments to third parties for software products that were sold with Healthcare.com's products, software purchased from third parties for resale, and amortization of capitalized software development costs. Cost of software license revenue increased by 58% to $1.3 million in the year ended December 31, 1999 from $852,000 in the year ended December 31, 1998. As a percentage of software license revenue, cost of software license revenue increased to 19.2% in the year ended December 31, 1999 from 6.9% in the year ended December 31, 1998. Cost of software revenue increased due to an increase in amortization of capitalized software for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase in cost of software revenue as a percentage of software revenue was a result of decreased software sales and the increase in amortization of capitalized software during the year ended December 31, 1999 compared to the year ended December 31, 1998, as previously discussed.

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

         RESEARCH AND DEVELOPMENT. Research and development expense includes personnel costs, contract services, and travel associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expense increased by 4% to $4.0 million in the year ended December 31, 1999 from $3.9 million in the year ended December 31, 1998. As a percentage of total revenue, research and development expense increased to 16.0% in the year ended December 31, 1999 from 14.3% in the year ended December 31, 1998. Research and development expense increased due to an increase in development costs for solutions in the financial/banking market. Additionally, research and development expenses increased due to development costs for solutions that complement the Company's existing products. Capitalized costs related to internally developed software remained relatively consistent at $1.3 million in the year ended December 31, 1999, compared to $1.2 million in the year ended December 31, 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of personnel costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of Healthcare.com. General and administrative expense also includes amortization of goodwill. General and administrative expense decreased by 4% to $5.5 million in the year ended December 31, 1999 from $5.7 million in the year ended December 31, 1998. As a percentage of total revenue, general and administrative expense increased to 21.9% in the year ended December 31, 1999 from 21.1% in the year ended December 31, 1998. The slight increase in general and administrative expense as a percentage of total revenue was primarily due to the decrease in software sales for the year ended December 31, 1999.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased to $5.2 million in the year ended December 31, 1999 from $270,000 in the year ended December 31, 1998. As a percentage of total revenue, the provision for doubtful accounts increased to 20.5% in the year ended December 31, 1999 from 1.0% in the year ended December 31, 1998. The increase in the provision for doubtful accounts was primarily due to the uncertainty of the timing and ultimate collection of an unpaid balance related to a single distributor. Due to (1) the distributor's failure to pay the majority of its receivable balance when it became due on December 31, 1999 and (2) the distributor's failure to make a commitment of when or how much it would pay, the Company increased its allowance for doubtful accounts by the full amount of the distributor's receivable balance.

         INCOME TAXES. Healthcare.com had no provision for income taxes in the years ended December 31, 1999 or 1998 as a result of a loss before income taxes for 1999 and Healthcare.com utilizing net operating loss carryforwards in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had $5.0 million in cash and cash equivalents compared to $5.6 million at December 31, 1999. At December 31, 2000 Healthcare.com had working capital of $5.4 million compared to negative working capital of $238,000 at December 31, 1999. The working capital increase was primarily due to profitable operations during 2000 and the ISD acquisition.

         Net cash provided by operating activities was $170,000 in the year ended December 31, 2000 compared to net cash provided by operating activities of $429,000 in the year ended

December 31, 1999. This slight decrease in cash provided by operating activities was primarily the net result of the increase in net accounts receivable offset somewhat by net earnings growth during 2000.

         Net cash used in investing activities decreased to $1.3 million in the year ended December 31, 2000 from $2.3 million in the year ended December 31, 1999. This decreased use of cash of $1.0 million was primarily due to cash obtained in connection with the ISD acquisition and a decrease in capital expenditures during 2000, compared to 1999.

         Net cash provided by financing activities was $479,000 in the year ended December 31, 2000, compared to net cash provided by financing activities of $4.3 million in the year ended December 31, 1999. This decrease of $3.8 million in cash provided by financing activities is primarily the result of repaying the convertible note payable which accounted for a $3.0 million use of cash in 2000 compared to $3.0 million provided in 1999, partially offset by the $3.0 million borrowed under the line of credit in 2000.

          On December 21, 1999, the Company entered into a convertible note and warrant purchase agreement with Cybear, Inc., pursuant to which the Company obtained a $3.0 million working capital loan with interest payable quarterly at a rate of 7.8% per annum, and the principal payable on December 21, 2000. The convertible note was paid in full on December 21, 2000, but the warrant to purchase 47,022 shares of the Company's common stock at any time before December 21, 2004, at an exercise price of $4.875 per share remains outstanding as of December 31, 2000.

          On December 31, 1999, the Company entered into a one-year Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which provides for a revolving line of credit up to $3.0 million (the "$3.0 million LOC") subject to borrowing base limitations described in the agreement. The $3.0 million LOC bears interest at the Bank's prime rate (9.5% at December 31, 2000) and is secured by $3.0 million of cash equivalents. On December 22, 2000, the $3.0 million LOC was modified to extend the maturity date to January 25, 2001, and the balance outstanding under the $3.0 million LOC was $3.0 million at December 31, 2000. The $3.0 million LOC was paid in full on January 25, 2001.

         On February 24, 2000, the Company entered into an Accounts Receivable Financing Agreement (the "Agreement") with the Bank, which provided for an extension of credit in order to finance receivables up to $6.0 million. On December 20, 2000, this Agreement was terminated. In conjunction with the Agreement, the Company issued a Stock Purchase Warrant to the Bank, which entitles the holder to purchase 61,539 shares of the Company's common stock at any time on or before February 23, 2005 at an exercise price of $4.875 per share. The Stock Purchase Warrant had not been exercised as of December 31, 2000.

         On December 20, 2000, the Company entered into a $7.0 million revolving line of credit (the "$7.0 million LOC") with the Bank, of which $4.6 million was available for borrowing under the borrowing base limitation at December 31, 2000. The balance outstanding under the $7.0 million LOC was $3.0 million on December 31, 2000. The $7.0 million LOC provides for borrowings bearing interest at the Bank's prime rate plus 1.5% (11% at December 31, 2000) is secured by the Company's assets, including intellectual property, and expires on December 19,

2001. In conjunction with obtaining the $7.0 million LOC, the Company issued a Stock Purchase Warrant to the Bank which entitles the holder to purchase 25,000 shares of the Company's common stock at any time on or before December 20, 2005 at an exercise price of $1.31 per share. The warrant remains outstanding at December 31, 2000.

         On March 13, 2000 (the "closing date"), the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and certain liabilities of ISD, a division of Thermo. ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consisted of 1,307,345 shares of the Company's common stock and a warrant to purchase an additional 261,469 shares of the Company's common stock at any time on or before March 13, 2004 at an exercise price of $4.207 per share. On the closing date, the fair value of the securities issued was $5,500,000. As part of the transaction, the Company received $1,000,000 in cash for working capital purposes from Thermo. Thermo had a one-time right, exercisable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of Healthcare.com common stock in the event that the average trading price of Healthcare.com common stock during the 10-day trading period prior to its election was below $4.207 per share. On July 14, 2000, Thermo exercised this right, resulting in the issuance of 585,128 additional shares of Healthcare.com common stock.

         Healthcare.com is committed to make expenditures under non-cancelable operating leases and capital lease agreements for certain facilities and equipment. These leases expire at various dates through 2006. At December 31, 2000, Healthcare.com had $5.8 million in outstanding capital and operating lease obligations.

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

BACKLOG

         As of December 31, 2000, Healthcare.com's revenue backlog totaled $27.1 million compared with $9.3 million as of December 31, 1999. The increase in backlog is primarily a result of the acquisition of ISD during 2000, which added significant backlog associated with two service contracts. Revenue backlog is comprised of contracted amounts for implementation services, maintenance fees paid in advance and other unearned revenue relating to accepted orders or agreements for the delivery of Healthcare.com's products and services. Revenue included in backlog is generally expected to be recognized over the next twelve months.

Generally, customer orders and agreements included in backlog are subject to cancellation and there can be no assurance that backlog will be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS 137, Accounting for Certain Derivative Instruments and Certain Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. As amended, SFAS 133 is to be implemented for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company's Consolidated Statement of Operations when they occur; however there is an exemption for derivatives that qualify as hedges as defined by SFAS 133. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative's fair value. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, does not anticipate there will be a material impact on the results of operations or financial position from the adoption of SFAS 133, as amended.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") and amended it in March and June 2000. SAB 101 summarizes existing guidance on revenue recognition. The Company adopted the provisions of SAB 101 in the fourth quarter of 2000, and there was not a material impact on the results of operations or financial position as a result of the adoption.

         In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25. FIN 44 provides guidance for certain issues that arose in applying APB 25. The provisions were effective July 1, 2000, and, generally, are applied prospectively. Adoption of FIN 44 has not materially impacted the Company's financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate risk on its line of credit (variable-rate debt) and obligations under capital leases (fixed-rate debt). The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and (iii) the impact of interest rate movements on the Company's ability to obtain adequate financing for future operations. The Company manages interest rate risk on its outstanding long-term and short-term debt through its use of fixed and variable rate debt. A hypothetical 1% increase in the Company's variable interest rate for a duration of one year would result in additional interest expense of approximately $60,000. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an on-going basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following represents results for each quarter in the years ended December 31, 2000 and 1999.

SUPPLEMENTARY FINANCIAL DATA
(UNAUDITED)
(In thousands, except per share amounts)

                                                                       NET EARNINGS
                                                                          (LOSS)
                                                                      ATTRIBUTABLE TO     DILUTED NET
                                       TOTAL                              COMMON        EARNINGS (LOSS)
                                      REVENUE        GROSS PROFIT      SHAREHOLDERS        PER SHARE
                                      -------        ------------     ---------------   --------------
QUARTER ENDED:


March 31, 2000                        $ 9,832          $ 4,898          $   201           $   0.01

June 30, 2000                          13,336            6,135              851               0.03

September 30, 2000                     12,729            6,402            1,061               0.04

December 31, 2000*                     12,416            6,246              695               0.02
                                      -------          -------          -------           --------

YEAR ENDED DECEMBER 31, 2000          $48,313          $23,681          $ 2,808           $   0.10
                                      =======          =======          =======           ========

QUARTER ENDED:

March 31, 1999                        $ 5,245          $ 2,700          $(1,768)          $  (0.07)

June 30, 1999                           6,350            3,285           (1,252)             (0.05)

September 30, 1999                      7,212            4,165             (472)             (0.02)

December 31, 1999*                      6,508            3,629           (5,012)             (0.20)
                                      -------          -------          -------           --------

YEAR ENDED DECEMBER 31, 1999          $25,315          $13,779          $(8,504)          $  (0.34)
                                      =======          =======          =======           ========


* During the quarter ended December 31, 2000 and December 31, 1999, the Company recorded a $1,200 and $4,745, respectively, provision for doubtful accounts.

Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998


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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Healthcare.com Corporation


We have audited the accompanying consolidated balance sheets of Healthcare.com Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare.com Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ KPMG LLP
                                             ----------------------------


Atlanta, Georgia
January 19, 2001, except as to note 15,
  which is as of January 25, 2001

                  HEALTHCARE.COM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                    December 31,
                                                                                              ---------------------------
                                                                                                2000               1999
                                                                                              --------           --------
ASSETS
Current assets:
 Cash and cash equivalents (note 1(c) and 6)                                                  $  4,954           $  5,609
 Trade accounts receivable, net of allowance for doubtful accounts (note 3)                     13,875              6,662
 Other current assets (note 7)                                                                   1,846              1,421
                                                                                              --------           --------
  Total current assets                                                                          20,675             13,692

Purchased software, net (note 1(e))                                                                674              1,266
Capitalized software development costs, net (note 1(f))                                          3,097              2,425
Property and equipment, net (note 4)                                                             2,985              2,908
Excess of cost over net assets of businesses acquired, net (note 1(h) and 2)                    11,348              6,887
Other assets                                                                                        45                 89
                                                                                              --------           --------
  Total assets                                                                                $ 38,824           $ 27,267
                                                                                              ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt and obligations under capital leases (note 6)         $  6,269           $  6,363
 Accounts payable, principally trade                                                             1,807              1,211
 Accrued liabilities (note 5)                                                                    2,341              1,773
 Deferred revenue                                                                                4,889              4,583
                                                                                              --------           --------
  Total current liabilities                                                                     15,306             13,930

Obligations under capital leases, excluding current installments (note 6)                          151                254
Other long-term liabilities                                                                        167                 --
                                                                                              --------           --------
  Total liabilities                                                                             15,624             14,184
                                                                                              --------           --------

Series B Cumulative Convertible Exchangeable Preferred Stock; designated 550 shares; 23 and 65 shares issued and outstanding at December 31, 2000 and
   1999, respectively; net of issuance costs (note 8)                                              152                348

Shareholders' equity (note 9):
 Preferred stock, without par value. Authorized 20,000 shares;
  designated Series A cumulative preferred stock 500 shares; issued none                            --                 --
 Common stock, $0.01 par value. Authorized 50,000 shares; 28,167 and 25,555
  issued and outstanding shares at December 31, 2000 and 1999, respectively                        282                256
 Additional paid-in capital                                                                     49,715             42,236
 Accumulated deficit                                                                           (26,949)           (29,757)
                                                                                              --------           --------
  Total shareholders' equity                                                                    23,048             12,735
                                                                                              --------           --------

Commitments (note 12)

Total liabilities and shareholders' equity                                                    $ 38,824           $ 27,267
                                                                                              ========           ========

See accompanying notes to consolidated financial statements.

                  HEALTHCARE.COM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              Years ended December 31,
                                                                                   ----------------------------------------------
                                                                                     2000               1999               1998
                                                                                   --------           --------           --------
Revenue (note 13):
 Software                                                                          $ 12,718           $  6,982           $ 12,432
 Services and other                                                                  35,595             18,333             14,752
                                                                                   --------           --------           --------
  Total revenue                                                                      48,313             25,315             27,184
                                                                                   --------           --------           --------

Cost of revenue:
 Software                                                                             1,693              1,343                852
 Services and other                                                                  22,939             10,193              7,102
                                                                                   --------           --------           --------
  Total cost of revenue                                                              24,632             11,536              7,954
                                                                                   --------           --------           --------

  Gross profit                                                                       23,681             13,779             19,230

Operating expenses:
 Sales and marketing                                                                  8,302              6,969              6,672
 Research and development                                                             4,272              4,047              3,882
 General and administrative                                                           6,047              5,545              5,747
 Provision for doubtful accounts                                                      1,200              5,195                270
 Merger costs (note 2)                                                                   --                 --              1,060
                                                                                   --------           --------           --------
  Operating earnings (loss)                                                           3,860             (7,977)             1,599

Interest expense                                                                     (1,108)              (529)              (254)
Interest income                                                                         190                 33                153
                                                                                   --------           --------           --------
  Earnings (loss) before income taxes                                                 2,942             (8,473)             1,498

Income taxes (note 7)                                                                   (79)                --                 --
                                                                                   --------           --------           --------

  Net earnings (loss)                                                                 2,863             (8,473)             1,498

Accretion of discount on Series B Preferred Stock                                       (32)               (17)                --
Series B Preferred Stock dividends                                                      (23)               (14)                --
                                                                                   --------           --------           --------

Net earnings (loss) attributable to common shareholders                            $  2,808           $ (8,504)          $  1,498
                                                                                   ========           ========           ========

Net earnings (loss) per share of common stock:
 Basic                                                                             $   0.10           $  (0.34)          $   0.06
                                                                                   ========           ========           ========
 Diluted                                                                           $   0.10           $  (0.34)          $   0.06
                                                                                   ========           ========           ========

Shares used in the calculation of net earnings (loss) per share of common stock:
 Basic                                                                               27,280             25,347             24,031
                                                                                   ========           ========           ========
 Diluted                                                                             28,119             25,347             24,867
                                                                                   ========           ========           ========

See accompanying notes to consolidated financial statements.

                  HEALTHCARE.COM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                       Common Stock       Additional                                     Total
                                                   -------------------     Paid-in       Deferred     Accumulated     Shareholders'
                                                   Shares       Amount     Capital     Compensation     Deficit          Equity
                                                   ------       ------    ----------   ------------   -----------     ------------
Balance at December 31, 1997                       23,563        $236        $38,280      $(73)        $(22,751)        $ 15,692
Issuance of common stock in satisfaction of
 investment banker advisory fee                       100           1            405        --               --              406
Issuance of common stock in satisfaction of
 note payable to a HUBLink shareholder                125           1            507        --               --              508
Stock options exercised                             1,092          11          1,491        --               --            1,502
Employee stock plan purchases                          92           1            140        --               --              141
Amortization of deferred compensation, net
 of forfeitures                                        --          --             --        73               --               73
Income tax benefits arising from stock
 option exercises                                      --          --            478        --               --              478
Net earnings                                           --          --             --        --            1,498            1,498
                                                   ------        ----        -------      ----         --------         --------
Balance at December 31, 1998                       24,972         250         41,301        --          (21,253)          20,298
Stock options exercised                               402           4            571        --               --              575
Employee stock plan purchases                         106           1            217        --               --              218
Exercise of warrants                                   75           1            103        --               --              104
Issuance of warrants in conjunction with
    obtaining loan                                     --          --             44        --               --               44
Accretion of discount on Series B
    Preferred Stock                                    --          --             --        --              (17)             (17)
Series B Preferred Stock dividends                     --          --             --        --              (14)             (14)
Net loss                                               --          --             --        --           (8,473)          (8,473)
                                                   ------        ----        -------      ----         --------         --------
Balance at December 31, 1999                       25,555         256         42,236        --          (29,757)          12,735
Stock options exercised                               356           3            556        --               --              559
Employee stock plan purchases                         166           2            337        --               --              339
Conversion of Series B Preferred Stock into
    common stock                                      198           2            226        --               --              228
Issuance of common stock in connection
    with an acquisition                             1,892          19          5,481        --               --            5,500
Issuance of warrants in connection with an
    acquisition                                        --          --            506        --               --              506
Issuance of warrants in conjunction with
    obtaining loans                                    --          --            142        --               --              142
Accretion of discount on Series B
    Preferred Stock                                    --          --             --        --              (32)             (32)
Series B Preferred Stock dividends                     --          --             --        --              (23)             (23)
Income tax benefits arising from stock
 option exercises                                      --          --            231        --               --              231
Net earnings                                           --          --             --        --            2,863            2,863
                                                   ------        ----        -------      ----         --------         --------
Balance at December 31, 2000                       28,167        $282        $49,715      $ --         $(26,949)        $ 23,048
                                                   ======        ====        =======      ====         ========         ========

See accompanying notes to consolidated financial statements.

                  HEALTHCARE.COM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      Years ended December 31,
                                                                              -------------------------------------------
                                                                                2000             1999              1998
                                                                              -------           -------           -------
Cash flows from operating activities:
 Net earnings (loss)                                                          $ 2,863           $(8,473)          $ 1,498
 Adjustments to reconcile net earnings (loss) to net cash provided by
   (used in) operating activities:
    Provision for doubtful accounts                                             1,200             5,195               270
    Depreciation and amortization                                               2,469             2,065             1,493
    Amortization of excess of cost over net assets of businesses
       acquired                                                                 1,140               672               672
    Compensation related to stock options, net                                     --                --                73
    (Increase) decrease in trade accounts receivable                           (8,413)              889            (8,655)
    (Increase) decrease in other current assets                                  (131)               33              (104)
    Increase in trade accounts payable                                            596                85               413
    Increase (decrease) in accrued liabilities                                    140                70              (419)
    Increase (decrease) in deferred revenue                                       306              (107)            1,093
                                                                              -------           -------           -------
      Net cash provided by (used in) operating activities                         170               429            (3,666)
                                                                              -------           -------           -------

Cash flows from investing activities:
 Purchased software                                                               (48)              (51)             (112)
 Capitalized software development costs                                        (1,435)           (1,291)           (1,249)
 Capital expenditures                                                            (865)           (1,629)             (258)
 Change in other non-current assets and liabilities, net                           44                29              (210)
 Cash obtained in connection with an acquisition of business                    1,000                --                --
 Proceeds from disposition of business                                             --               650             1,517
                                                                              -------           -------           -------
    Net cash used in investing activities                                      (1,304)           (2,292)             (312)
                                                                              -------           -------           -------

Cash flows from financing activities:
 (Payment) proceeds from issuance of convertible note payable                  (3,000)            3,000                --
 Payments on long-term debt                                                      (396)             (417)           (3,797)
 Net borrowings under line of credit                                            3,000               508             1,522
 Proceeds from the sale of Series B Preferred Stock, net                           --               331                --
 Series B Preferred Stock dividends                                               (23)              (14)               --
 Proceeds from issuances of common stock                                          898               897             1,643
                                                                              -------           -------           -------
    Net cash provided by (used in) financing activities                           479             4,305              (632)
                                                                              -------           -------           -------

    Net (decrease) increase in cash and cash equivalents                         (655)            2,442            (4,610)

Cash and cash equivalents at beginning of year                                  5,609             3,167             7,777
                                                                              -------           -------           -------

Cash and cash equivalents at end of year                                      $ 4,954           $ 5,609           $ 3,167
                                                                              =======           =======           =======

See accompanying notes to consolidated financial statements         (continued)

                  HEALTHCARE.COM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (IN THOUSANDS)


                                                                                         Years ended December 31,
                                                                                  ------------------------------------------
                                                                                   2000              1999             1998
                                                                                  -------           -------          -------
Supplemental disclosures of cash paid for:

  Interest                                                                        $   777           $   529          $   254
                                                                                  =======           =======          =======

Supplemental disclosures of non-cash investing and financing activities:

  Equipment acquired under capital lease obligations                              $   199           $    --          $   844
                                                                                  =======           =======          =======


  Issuance of common stock in satisfaction of note payable
  to HUBLink shareholder                                                          $    --           $    --          $   508
                                                                                  =======           =======          =======

  Issuance of common stock in satisfaction of investment
  banker advisory fee                                                             $    --           $    --          $   406
                                                                                  =======           =======          =======

  Income tax benefits arising from stock option exercises                         $   231           $    --          $   478
                                                                                  =======           =======          =======

  Return of purchased software                                                    $    --           $   150          $    --
                                                                                  =======           =======          =======

  Issuance of warrants to purchase common stock in connection
  with obtaining loans                                                            $   142           $    44          $    --
                                                                                  =======           =======          =======

  Conversion of Series B Preferred Stock into common stock                        $   228           $    --          $    --
                                                                                  =======           =======          =======


         Accretion of discount on Series B Preferred Stock                        $    32           $    17          $    --
                                                                                  =======           =======          =======

Disposal of business:

 Assets disposed of                                                              $    --           $    --          $  2,445
 Liabilities disposed of                                                               --                --             (278)
 (Amount in) received from escrow                                                      --               650             (650)
                                                                                  -------           -------          -------
  Proceeds from disposition of a business                                         $    --           $   650          $ 1,517
                                                                                  =======           =======          =======

Acquisition of business:

 Excess of cost over net assets of business acquired                              $ 5,601           $    --          $    --
 Fair value of liabilities assumed                                                   (500)               --               --
 Fair value of common stock issued                                                 (5,500)               --               --
 Fair value of warrants issued                                                       (506)               --               --
 Expenses incurred in connection with the acquisition                                 (95)               --               --
                                                                                  -------           -------          -------
  Cash obtained in connection with an acquisition                                 $(1,000)          $    --          $    --
                                                                                  =======           =======          =======

See accompanying notes to consolidated financial statements.

                  HEALTHCARE.COM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
            (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Business

                  Healthcare.com Corporation (formerly HIE, Inc., "HIE") and subsidiaries (collectively referred to as "Healthcare.com" or the "Company") develops and markets technology products and services that enable enterprises to securely access, integrate, cleanse, index and extend data between incompatible systems, both within and outside the organization. In addition the Company offers solutions to healthcare enterprises and healthcare application vendors which allows them to outsource their integration or data center functions. Healthcare.com's customers are focused within the healthcare and state and local government markets.

                  The Company was incorporated in Georgia in June 1994 as Healthdyne Information Enterprises, Inc., a wholly-owned subsidiary of Healthdyne, Inc. In November 1995, Healthdyne, Inc. distributed all of the outstanding shares of HIE common stock in a spin-off. In October 1997, HIE redefined its strategic direction to focus on providing software products and services to support the enterprise-wide integration of information. On April 10, 2000, the name of the Company was changed from HIE, Inc. to Healthcare.com Corporation as part of the Company's introduction of a new healthcare, business-to-business product strategy to complement and extend its existing enterprise-wide integration solution business.

         (b)      Basis of Consolidated Financial Statement Presentation

                  The consolidated financial statements include the accounts of the Company and its subsidiaries, as appropriate.

                  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

                  All significant intercompany balances and transactions have been eliminated in consolidation.

         (c)      Cash and Cash Equivalents

                  Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Of the cash equivalents, $3,000 serves as collateral on one of the Company's lines of credit (see notes 6 and 15).

                  HEALTHCARE.COM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
            (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)


         (d)      Revenue

                  Healthcare.com recognizes revenue from two primary sources, software licenses and services. Revenue from software licensing and support fees is recognized in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, Healthcare.com recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

                  Services revenue includes fees for product implementation and integration services, outsourcing services including facilities management and product development, software support and maintenance services and education. Product implementation and integration services are generally provided under contracts with terms of less than one year. Revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on a percentage-of-completion basis, even though some services may be prepaid. The Company provides customers the ability to outsource their integration of software, application hosting and/or their information technology facilities management. Facilities management outsourcing arrangements are typically one year or longer with a fixed monthly fee. Revenue is recognized monthly in accordance with the fixed fee. Product development outsourcing arrangements are typically one year or longer with a fixed fee for which revenue is recognized on a percentage-of-completion basis. Software support and maintenance services are generally provided under one-year renewable service contracts for a prepaid standard fee. Revenue is recognized ratably on a straight-line basis over the term of the contract. Education classes are provided for a standard per-student charge and revenue is recognized as the service is provided. Deferred revenue represents advance payments or billings for software licenses, services, or support in advance of revenue recognition.

         (e)      Purchased Software

                  Purchased software includes the cost of purchased integration software tools and the cost of software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over five years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to $640, $581 and $563 in 2000, 1999 and 1998, respectively. Accumulated amortization related to purchased software totaled $2,571 and $1,931 at December 31, 2000 and 1999, respectively.

         (f)      Research and Development and Capitalized Software Development
                  Costs

                  Prior to the determination of technological feasibility for software tools, research and development costs are expensed as incurred. After determination of technological feasibility and before the release of the software tools for general availability, the development costs related to such tools are capitalized. These costs are being amortized ratably based on the projected revenue associated with these tools or the straight-line method over five years, whichever method results in a higher level of annual amortization. The Company capitalized $1,435, $1,291 and $1,249 of software development costs in 2000, 1999 and 1998, respectively. Amortization expense related to capitalized software development costs was $763, $472 and $207 in 2000, 1999 and 1998, respectively.
                  Accumulated amortization related to capitalized software development costs totaled $1,564 and $801 at December 31, 2000 and 1999, respectively.

         (g)      Property and Equipment

                  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over estimated useful lives of three to five years. Amortization of leasehold improvements is recorded over the shorter of the lives of the related assets or the lease terms and is included in depreciation expense.

         (h)      Excess of Cost Over Net Assets of Businesses Acquired

                  The excess of cost over net assets of businesses acquired ("goodwill") is being amortized using the straight-line method over periods ranging from 10 to 15 years. Amortization expense related to acquired businesses amounted to $1,140 in 2000 and $672 in each of the years ended December 31, 1999 and 1998. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization related to goodwill totaled $4,423 and $3,283 at December 31, 2000 and 1999, respectively.

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

         (k)      Income Taxes

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

         (l)      Net Earnings (Loss) Per Share of Common Stock

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

         (m)      Operating Segments

                  The Company has presented its operating segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company's reportable segments are strategic business units that offer different products and services. Beginning January 1, 2000, the Company operates in two segments: (i) the licensing of integration software products and performance of related integration services ("Software and Services") and (ii) services provided by the Company that allow enterprises to outsource their information technology, integration and application functions to Healthcare.com ("Solution Sourcing"). During 1999, the Company operated in only the Software and Services segment. During 1998, the Company operated in two different segments including Software and Services and providing consulting services related to information systems integration for healthcare organizations ("Consulting") (see note 14).

         (n)      Comprehensive Income

                  No statement of comprehensive income has been included in the accompanying financial statements since the Company has no other comprehensive income.

         (o)      Reclassifications

                  Certain 1999 and 1998 amounts have been reclassified to conform to the classifications presented in the 2000 financial statements.

2.       ACQUISITIONS AND DISPOSITIONS

         Integrated Solutions Division of Thermo Information Solutions, Inc.

         On March 13, 2000 (the "closing date"), the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts, $1,000 cash and certain liabilities of the Integrated Solutions Division ("ISD") of Thermo Information Solutions, Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consisted of 1,307 shares of the Company's common stock, and a warrant to purchase an additional 261 shares of the Company's common stock at any time on or before March 13, 2004 at an exercise price of $4.207 per share. On the closing date, the fair value of the common stock issued was $5,500, determined by calculating the average closing price of the common stock several days before and after the closing date and applying a discount related to certain restrictions on the common stock. The discount applied to the calculated value of common stock issued in this transaction is supported by an independent valuation. The value of the warrant was $506 on the closing date, determined using the Black-Scholes option-pricing model. Thermo had a one-time right, exercisable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of Healthcare.com common stock in the event that the average trading price of Healthcare.com common stock during the 10-day trading period prior to its election was below $4.207 per share. On July 14, 2000, Thermo exercised this right, resulting in the issuance of 585 additional shares of Healthcare.com common stock. As part of the transaction, the Company received $1,000 in cash for working capital purposes from Thermo. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the transaction. The acquisition resulted in acquired net assets of approximately $500

         (including the cash obtained of $1,000) and excess of cost over net assets acquired of approximately $5,601, which is being amortized over a 10-year life.

         The following unaudited pro forma financial information presents the combined results of operations of Healthcare.com and ISD as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Healthcare.com and ISD constituted a single entity during the years ended December 31, 2000 and 1999.


                                                                            Year Ended December 31,
                                                                       ----------------------------------
                                                                          2000                     1999
                                                                       ----------                --------

Revenue                                                                $   51,756                $ 42,497
                                                                       ==========                ========

Net earnings (loss) attributable to common shareholders                $    2,975                $ (8,652)
                                                                       ==========                ========

Net earnings (loss) per share of common stock                          $     0.10                $  (0.32)
                                                                       ==========                ========


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

         HUBLink, Inc.

         In May 1998, the Company issued 2,900 shares of its common stock in exchange for all outstanding common stock of HUBLink, Inc. ("HUBLink") of Columbus, Ohio, an integration software tool company. This business combination was accounted for as a pooling-of-interests combination. Merger costs totaling $1,060 resulting from the Company's acquisition of HUBLink include investment banking fees, legal and accounting fees, travel and severance costs. The financial position and results of operations of the Company have been restated for all periods prior to the merger to give retroactive effect to the merger.

3.       TRADE ACCOUNTS RECEIVABLE

         Trade accounts receivable is net of an allowance for doubtful accounts as follows:


                                                              December 31,
                                                    -------------------------------
                                                      2000                   1999
                                                    -------                -------

Trade accounts receivable                           $19,170                $11,822
Less allowance for doubtful accounts                  5,295                  5,160
                                                    -------                -------

Trade accounts receivable, net                      $13,875                $ 6,662
                                                    =======                =======


4.       PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                                      December 31,
                                                              ----------------------------
                                                               2000                  1999
                                                              ------                ------

Machinery and equipment                                       $3,733                $3,027
Furniture and fixtures                                         1,018                   927
Equipment under capital leases                                 2,021                 1,822
Leasehold improvements                                           206                   138
                                                              ------                ------
                                                               6,978                 5,914
Less accumulated depreciation and amortization                 3,993                 3,006
                                                              ------                ------

  Net property and equipment                                  $2,985                $2,908
                                                              ======                ======


5.       ACCRUED LIABILITIES

         Accrued liabilities are summarized as follows:


                                                   December 31,
                                           ----------------------------
                                            2000                  1999
                                           ------                ------

Benefits and compensation                  $  686                $  625
Project completion costs                      144                   444
Other                                       1,511                   704
                                           ------                ------

  Total accrued liabilities                $2,341                $1,773
                                           ======                ======

6.     LONG-TERM DEBT

       Long-term debt consists of the following:


                                                                       December 31,
                                                                    ------------------
                                                                     2000        1999
                                                                    ------      ------
Lines of credit (see below)                                         $6,000      $3,000
Convertible note payable, net of unaccreted discount of $42 at
   December 31, 1999 (see below)                                        --       2,958
Obligations under capital leases - equipment leases; interest ranging from 9% to 17% with various monthly payments and
maturing at various dates through September 1, 2003                    420         659
                                                                    ------      ------
                                                                     6,420       6,617

Less current installments                                            6,269       6,363
                                                                    ------      ------
Long-term debt, excluding current installments                      $  151      $  254
                                                                    ======      ======

       Approximate aggregate minimum annual payments due on long-term debt and capital leases subsequent to December 31, 2000 are as follows: 2001, $6,269; 2002, $97; and 2003, $54.

       On December 31, 1999, the Company entered into a one-year Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which provides for a revolving line of credit up to $3,000 (the "$3,000 LOC") subject to borrowing base limitations. The borrowing base is the lesser of (i) the balance of the $3,000 LOC, or (ii) 100% of the cash equivalent balance held as collateral for the line of credit. The $3,000 LOC bears interest at the Bank's prime rate (9.5% at December 31, 2000). On December 22, 2000, the $3,000 LOC was modified to extend the maturity date to January 25, 2001, and the balance outstanding under the $3,000 LOC was $3,000 at December 31, 2000 (see note 15).

       On February 24, 2000, the Company entered into an Accounts Receivable Financing Agreement (the "Agreement") with the Bank, which provided for an extension of credit in order to finance receivables up to $6,000. On December 20, 2000, this Agreement was terminated (see note 9).

       On December 20, 2000, the Company entered into a $7,000 revolving line of credit (the "$7,000 LOC") with the Bank, of which $4,551 was available for borrowing under the borrowing base limitation at December 31, 2000. The balance outstanding under the $7,000 LOC was $3,000 on December 31, 2000. The $7,000 LOC provides for borrowings bearing interest at the Bank's prime rate plus 1.5% (11% at December 31, 2000) is secured by the Company's assets, including intellectual property, and expires on December 19, 2001 (see note 9).

       On December 21, 1999, the Company entered into a convertible note and warrant purchase agreement with Cybear, Inc., pursuant to which the Company obtained a $3,000 working capital loan with interest payable quarterly at a rate of 7.8% per annum, with the principal payable on December 21, 2000. The convertible note was paid in full on December 21, 2000. The warrant purchase agreement entitles Cybear, Inc. to purchase 47 shares of the Company's common stock at any time before December 21, 2004, at an exercise price of $3.19 per share (see note 9).

7.     INCOME TAXES

       The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

       A reconciliation of the expected income tax (expense) benefit (based on the U.S. Federal statutory rate of 35%) to the actual income tax (expense) benefit is as follows:

                                                               Years ended December, 31
                                                           ---------------------------------
                                                             2000          1999        1998
                                                           -------       -------       -----
Computed expected income tax (expense)
 benefit                                                   $(1,030)      $ 2,966       $(524)
Goodwill amortization and other permanent differences         (279)         (261)       (261)
Utilization of prior year financial
 statement losses                                            1,011            --         367
Decrease (increase) in valuation allowance                     283        (2,705)        416
Other                                                          (64)           --           2
                                                           -------       -------       -----
    Total income tax expense                               $   (79)      $    --       $  --
                                                           =======       =======       =====

       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows:

                                                                  December, 31
                                                              ---------------------
                                                                2000          1999
                                                              -------       -------
Deferred tax assets (liabilities):
 Allowance for doubtful accounts                              $ 1,783       $ 1,806
 Accruals and reserves not deducted for tax purposes               42            26
 Depreciation and amortization                                   (370)         (293)
 Net operating loss carryforwards                               7,187         8,198
 Tax credit carryforwards                                         233           256
 Alternative minimum tax credit                                    55            --
                                                              -------       -------
  Total gross deferred tax asset                                8,930         9,993

Less valuation allowance                                        8,221         9,515
                                                              -------       -------

  Net deferred tax asset, included in other current assets    $   709       $   478
                                                              =======       =======

         Under SFAS 109, deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that any tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) future taxable income generated by future operations. The valuation allowance for deferred income tax assets at December 31, 2000 and 1999 was $8,221 and $9,515, respectively. The net (decrease) increase in the valuation allowance for deferred income tax assets for the years ended December 31, 2000 and 1999 was $($1,294) and $3,349, respectively. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of existing valuation allowances at December 31, 2000.

         At December 31, 2000, the Company had the following estimated credits and net operating loss carryforwards available for Federal income tax reporting purposes to be applied against future taxable income and tax liabilities:

                                                               Net
                                                Tax         operating
               Year of expiration             credits         loss
              --------------------          -----------    -----------
                      2007                   $     3        $    --
                      2008                        38             --
                      2009                        --            265
                      2010                        49          1,938
                      2011                        34          7,160
                      2012                       109          5,616
                      2018                        --            777
                      2019                        --          4,778
                                             -------        -------
                                             $   233        $20,534
                                             =======        =======

       The net operating loss carryforward of $20,534 includes deductions of approximately $5,788 related to the exercise of stock options, which will be credited to additional paid-in capital when recognized. The alternative minimum tax net operating loss carryforward approximates the regular net operating loss carryforward. A portion of the net operating loss (approximately $7,416) is limited by Section 382 of the Internal Revenue Code of 1986, as amended, to an annual utilization of approximately $749.

8.     REDEEMABLE PREFERRED STOCK

       On September 29, 1999, the Company sold 65 shares of a newly designated 8.5% Series B Cumulative Convertible Exchangeable Preferred Stock ("Series B Preferred Stock") to individuals in a private placement for gross proceeds of $650. The Series B Preferred Stock has a $10.00 per share liquidation value and provides for 8.5% cumulative annual dividends, payable quarterly in arrears beginning on December 31, 1999. The Series B Preferred Stock is convertible at any time into the Company's common stock determined by dividing (1) $10.00 by (2) $2.1491 (115% of the average of the closing bid prices of the common stock for the five business days prior to the closing date). The Series B Preferred Stock is exchangeable at the Company's option into subordinated notes with substantially equal terms. The Series B Preferred Stock has a mandatory redemption at 25% of the originally issued shares of Series B Preferred Stock on annual redemption dates beginning on September 30, 2002. During 2000, 42 shares of the 65 originally issued shares of Series B Preferred Stock were converted into 198 shares of common stock. The Series B Preferred Stock is net of unamortized financing costs of $72 and $302 at December 31,

       2000 and 1999, respectively. The financing costs are being accreted over the term of the Series B Preferred Stock.

9.     SHAREHOLDERS' EQUITY

       Warrants

       In connection with the acquisition of ISD (see note 2), Healthcare.com issued a warrant to purchase 261 shares of the Company's common stock at any time on or before March 13, 2004 at an exercise price of $4.207 per share. The fair market value of the warrant was $506 on the grant date, determined using the Black-Scholes option-pricing model. This amount was recorded as additional paid-in capital and an addition to excess of cost over net assets of businesses acquired. The warrant remains outstanding at December 31, 2000.

       In connection with obtaining an Accounts Receivable Financing Agreement with the Bank (see note 6), the Company issued a Stock Purchase Warrant to the Bank, which entitles the holder to purchase 62 shares of the Company's common stock at any time on or before February 23, 2005 at an exercise price of $4.875 per share. The fair market value of the warrant was $128 on the grant date and was amortized as interest expense over the term of the agreement. The warrant remains outstanding at December 31, 2000.

       In conjunction with obtaining the $7,000 revolving line of credit with the Bank (see note 6), the Company issued a Stock Purchase Warrant to the Bank which entitles the holder to purchase 25 shares of the Company's common stock at any time on or before December 20, 2005 at an exercise price of $1.31 per share. The fair market value of the warrant was $14 on the grant date and is being amortized as interest expense over the term of the line of credit. The warrant remains outstanding at December 31, 2000.

       In connection with entering into the Convertible Note and Warrant Purchase Agreement with Cybear, Inc. (see note 6), the Company issued warrants to purchase 47 shares of the Company's common stock at any time before December 21, 2004. The fair market value of the warrants was $44 on the grant date and was amortized as interest expense over the term of the note. All 47 warrants remain outstanding as of December 31, 2000.

       On December 31, 1997, Healthcare.com issued warrants to purchase 50 shares of Healthcare.com common stock, at $1.59 per share, to Massey Burch. In January 1999, Massey Burch exercised the warrants to purchase 42 shares of Healthcare.com common stock.

       On May 12, 1998, Healthcare.com issued a warrant to purchase 33 shares of the Company's common stock at $3.15 per share in exchange for the cancellation of warrants to purchase shares of HUBLink common stock. The warrant was exercised in December 1999.

       Stock Option Plans

       The Company maintains four stock option plans for the benefit of employees and directors. A total of 4,167 shares of the Company's common stock are reserved for future issuance under these plans. Most of the stock options granted under these plans are exercisable in equal amounts over three years and expire in six to ten years. Other terms of options granted under the plans are determined by the Stock Option Committee of the Company's Board of Directors, subject to the terms of the respective plans.

       The per share weighted-average fair values of stock options granted during 2000, 1999 and 1998 were $2.27, $1.43 and $1.20, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                       2000         1999         1998
                                    ---------    ---------    ---------
Expected volatility                      90%          46%          44%
Expected dividend yield                none         none         none
Risk-free interest rate                5.00%        6.00%        5.30%
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

                                                                 2000           1999            1998
                                                              ---------      ---------       ---------
Net earnings (loss) attributable to common shareholders:
  As reported                                                 $   2,808      $  (8,504)      $   1,498
  Pro forma                                                       1,695         (9,231)            649
Diluted net earnings (loss) per share:
  As reported                                                 $    0.10      $   (0.34)      $    0.06
  Pro forma                                                   $    0.06          (0.36)           0.03

A summary of stock option transactions under these plans during 2000, 1999 and 1998 is shown below:

                                                                       Option price per share
                                                                     --------------------------
                                                       Number                          Weighted
                                                      of shares          Range          average
                                                      ---------      -------------     --------
Options outstanding at December 31, 1997                3,491        $0.23 - $5.88       $2.21
   Granted                                              1,240        $2.00 - $3.95       $2.60
   Exercised                                           (1,092)       $0.23 - $4.47       $1.38
   Canceled or expired                                 (1,167)       $1.50 - $5.50       $3.20
                                                        -----
Options outstanding at December 31, 1998                2,472        $0.23 - $5.88       $2.27
   Granted                                              1,205        $2.11 - $8.03       $2.98
   Exercised                                             (402)       $0.23 - $4.47       $1.43
   Canceled or expired                                   (340)       $0.27 - $5.88       $3.09
                                                        -----
Options outstanding at December 31, 1999                2,935        $0.25 - $8.03       $2.59
   Granted                                              1,392        $1.34 - $5.91       $3.13
   Exercised                                             (356)       $0.25 - $4.47       $1.57
   Canceled or expired                                   (205)       $0.56 - $8.03       $3.23
                                                        -----
Options outstanding at December 31, 2000                3,766        $1.34 - $8.03       $2.84
                                                        =====

Options exercisable at December 31, 1998                1,303        $0.23 - $5.88       $1.85
                                                        =====

Options exercisable at December 31, 1999                1,035        $0.25 - $5.88       $2.23
                                                        =====

Options exercisable at December 31, 2000                1,541        $1.50 - $8.03       $2.58
                                                        =====

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                         Options outstanding                 Options exercisable
                              ----------------------------------------    -------------------------
                                             Weighted
                                              average        Weighted                     Weighted
                                Number       remaining        average        Number       average
         Range of            outstanding    contractual      exercise     exercisable     exercise
      exercise prices        at 12/31/00   life (months)       price      at 12/31/00      price
     -----------------       -----------   -------------     ---------    -----------    ----------
       $1.34 - $2.03              1,390         60             $1.92           663          $1.82
       $2.11 - $2.88              1,090         80             $2.55           536          $2.60
       $3.16 - $3.95              1,001         83             $3.67           246          $3.59
       $4.44 - $8.03                285         94             $5.52            96          $5.16
                                  -----                                      -----

                                  3,766         74             $2.84         1,541          $2.58
                                  =====                                      =====

       Non-Employee Directors Stock Plan

       On October 20, 1995, the Company established a stock plan for non-employee directors whereby such directors may elect to receive all or a portion of their annual retainer fee in unrestricted shares of the Company's common stock. This plan was terminated in 2000.

       Stock Purchase Plan

       The Company maintains an employee stock purchase plan for all eligible employees of the Company. Participants may use up to 10% of their compensation to purchase the Company's common stock through payroll deductions for 85% of the lower of the beginning or ending stock price on a quarterly basis. There are 440 shares of the Company's common stock reserved for future issuances under this plan, and 166 shares, 106 shares and 92 shares were issued during the years ended December 31, 2000, 1999 and 1998, respectively.

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

10.    EMPLOYEE BENEFIT PLANS

       Prior to July 1, 1998, the Company and certain of its subsidiaries maintained 401(k) defined contribution plans for the benefit of their employees. Effective July 1, 1998, these plans were merged and the Company adopted the Healthcare.com Corporation 401(k) Savings and Profit Sharing Plan for the benefit of all eligible employees of the Company. The Company may make discretionary matching contributions up to the maximum allowed under IRS regulations. The discretionary matching contributions vest 100% upon the completion of two years of service. For the years ended December 31, 2000, 1999 and 1998, the Company made discretionary matching contributions of $426, $257 and $212, respectively, to the various plans.

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

12.    COMMITMENTS

       The Company is committed under non-cancelable operating lease and capital lease agreements for facilities and equipment which expire at various dates through 2006. The future minimum annual lease payments under these leases are summarized as follows:

                                                                          Capital
                                                          Operating        Leases
               Year ending December 31,                     Leases      (see note 6)
              --------------------------                 -----------   --------------
                          2001                              $1,523          $ 302
                          2002                               1,257            109
                          2003                                 858             60
                          2004                                 818             --
                          2005                                 836             --
                       Thereafter                               70             --
                                                            ------          -----
                                                            $5,362            471
                                                            ======


                      Less interest                                            51
                                                                            -----

                      Present value of future minimum
                      capital lease payments                                $ 420
                                                                            =====

       Rental expense for operating leases (excluding those with lease terms of a month or less that were not renewed) was $1,535, $1,429 and $962 in 2000, 1999 and 1998, respectively.

13.    MAJOR CUSTOMERS AND DISTRIBUTORS

       Individually, two customers exceeded 10% of the Company's total revenue for the year ended December 31, 2000. Together, these two customers represented 33% of total revenue and 45% of service revenue for the year ended December 31, 2000. The accounts receivable balance from these two customers combined was approximately $3,241 on December 31, 2000. No single distributor or customer accounted for more than 10% of the Company's revenue in 1999. One distributor accounted for 18% of the Company's total revenue and 40% of its software revenue in 1998. Revenue from international sales was less than 10% of the Company's revenue in each of 2000, 1999 and 1998.

14.    SEGMENT INFORMATION

       The Company's reportable segments are strategic business units that offer different products and services. Beginning January 1, 2000, the Company operates in two segments: (i) the licensing of integration software products and performance of related integration services ("Software and Services") and (ii) services provided by the Company that allow enterprises to outsource their information technology, integration and application functions to Healthcare.com ("Solution Sourcing"). Prior to 2000, the Solution Sourcing business did not separately exist. The significant portion of the Solution Sourcing business was added upon the acquisition of ISD (see note 2). During 1999, the Company operated in only the Software and Services segment. During 1998, the Company operated in two segments: (i) the licensing of integration software products and performance of related integration services ("Software and Services") and
       (ii) the providing of consulting services related to information systems integration for healthcare organizations ("Consulting"). On December 31, 1998, the Consulting business was sold (see note 2). The Company evaluates performance of the segments during 2000 based on revenue and gross profit of the segments. During 1998, the Company evaluated performance of the segments based on revenues and operating earnings
       (loss) of the segments. The Company does not allocate assets to reportable segments. The accounting policies of the segments are the same as those described in note 1. Segment information for the years ended December 31, 2000 and 1998 is as follows:

                                                2000
                                              --------
         Revenue:
           Software and Services              $ 29,653
           Solution Sourcing                    18,660
                                              --------
             Total revenue                    $ 48,313
                                              ========

         Gross Profit:
           Software and Services              $ 19,745
           Solution Sourcing                     3,936
                                              --------
             Total gross profit               $ 23,681
                                              ========



                                                1998
                                              --------
         Revenue:
           Software and Services              $ 23,830
           Consulting                            3,354
                                              --------
            Total revenue                     $ 27,184
                                              ========

         Operating earnings (loss):
           Software                           $  2,059
           Consulting                             (460)
                                              --------
            Operating earnings                $  1,599
                                              ========


15.    SUBSEQUENT EVENT

On January 25, 2001, the Company paid in full the $3,000 LOC from the Bank which matured on that date (see note 6).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") captioned "Proposal 1. Election of Directors" identifies members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the current executive officers of Healthcare.com. Certain information as of December 31, 2000 relating to the executive officers, which has been furnished to Healthcare.com by the individuals named, is set forth below.

         NAME                              AGE             POSITION
         ----                              ---             --------

         Robert I. Murrie                  55     President, Chief Executive Officer and Director

         Joseph A. Blankenship             31     Senior Vice President, Chief Financial Officer,
                                                  Treasurer and Assistant Secretary

         Michael T. McGuire                51     Senior Vice President, Chief Operating Officer

         Shannon Bradshaw Hodges           40     Senior Vice President, Marketing

         Deborah L. Dean                   33     Senior Vice President, e-Business

         Leslie Jones                      44     Senior Vice President, General Counsel and
                                                  Secretary

         Lisa M. Maguire                   30     Vice President, Controller, Chief Accounting
                                                  Officer, Assistant Treasurer and Assistant
                                                  Secretary

         Robert I. Murrie has served as a director and the President and Chief Executive Officer of Healthcare.com since October 1997. He was President of Healthcare Communications, Inc., a wholly-owned subsidiary of Healthcare.com, from April 1997 to October 1997 and served as a Client Partner of Healthcare.com (a senior sales executive position) from January 1996 to April 1997. Prior to joining Healthcare.com, Mr. Murrie served as President and Chief Executive Officer of Nurse on Call, a managed care service company, from 1992 to December 1995 and held several senior executive positions at HBO & Company from 1985 to 1992, including President and Chief Executive Officer of Healthquest, Inc., a wholly-owned subsidiary of HBO & Company, from 1988 to 1992.

         Joseph A. Blankenship has served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Healthcare.com since July 1999. He previously served as Vice President - Controller, Chief Accounting Officer and Assistant Treasurer of Healthcare.com from January 1999 through June 1999. Mr. Blankenship served as Corporate Controller of Decorative Home Accents, Inc., a textile manufacturer, from October 1996 to December 1998, and as Director of Accounting of Allegiant Physician Services, Inc., a healthcare services company, from April 1994 to October 1996.

         Michael McGuire has served as Senior Vice President and Chief Operating Officer of Healthcare.com since April 2000. He previously served as Senior Vice President - Sales of Healthcare.com from March 1999 to March 2000. Prior to joining Healthcare.com, Mr. McGuire was President of the Service Division of Eclipsys Corporation, responsible for a $54 million healthcare service business that included facilities management, remote processing, hardware maintenance, network solutions, desktop services and consulting. From 1995 to 1997, Mr. McGuire was President and CEO of National Healthtech, a wholly-owned subsidiary of Affiliated Computer Services. Prior to that, Mr. McGuire spent 10 years in various management roles at HBO & Company, including VP-Mainframe Sales, VP-Outsourcing Services and VP-Quality.

         Shannon B. Hodges has served as Senior Vice President, Marketing of Healthcare.com since December 1999. She previously served as Vice President - Marketing of Healthcare.com from March 1998 to November 1999. Prior to joining Healthcare.com, Ms. Hodges served as an independent healthcare software consultant from June 1996 to March 1998; as Vice President of Product Development for Nurse On Call from February 1992 to June 1996; as Vice President of Nurse On Call from January 1990 to February 1992; and as Director of Marketing for Labthermics Technologies, an IDE-stage medical device manufacturer, from June 1986 to January 1990.

         Deborah L. Dean has served as Senior Vice President, e-Business since December 1999. She previously served as Vice President - Research and Development from February 1999 to November 1999. Ms. Dean joined Healthcare.com when Healthcare.com acquired Criterion Health Systems, where Ms. Dean was Vice-President of Research and Development since November 1994. Prior to joining Healthcare.com, Ms. Dean was Director of Customer Services and subsequently Vice President of Customer Services at Inforum/Medstat, Inc., a healthcare decision support company, from November 1990 to November 1994. Prior to that Ms. Dean spent 3 years at St. Bernard's Regional Medical Center in various Information Systems roles.

         Leslie R. Jones has served as Senior Vice President, General Counsel and Secretary of Healthcare.com Corporation since June 2000. Prior to joining Healthcare.com, she served as Senior Vice President and General Counsel of Charter Behavioral Health Systems, Of Counsel at the law firm of Troutman Sanders, LLP, Vice President and General Counsel of Healthdyne Technologies, and Vice President of Legal Affairs for Healthdyne, Inc.

         Lisa M. Maguire has served as Vice President, Controller, Chief Accounting Officer, Assistant Treasurer and Assistant Secretary since December 1999. Prior to joining Healthcare.com, Ms. Maguire had 6 years of experience with KPMG LLP, including manager from June 1998 to October 1999 in the Information, Communication and Entertainment industry group, in which she served mostly software and other high-tech clients.

         The section of the 2001 Proxy Statement captioned "Other Matters --
Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated in this
Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information in the section of the 2001 Proxy Statement captioned "Executive Compensation and Other Information" is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in the section of the 2001 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management" is incorporated in this Item 12 by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in the section of the 2001 Proxy Statement captioned "Certain Relationships and Related Transactions" is incorporated in this Item 13 by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as Pages F-1 through F-24 of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Operations -
                  Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity -
                  Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows -
                  Years Ended December 31, 2000, 1999 and 1998

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

         (a)(3)   Exhibits:

         Periodic reports, proxy statements and other information filed by Healthcare.com with the Commission pursuant to the informational requirements of the Exchange Act may be inspected and copied at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding Healthcare.com. Healthcare.com's SEC file number reference is Commission File No. 0-27056.

Exhibit
Number                            Description
-------                          -------------

3.1      Amended and Restated Articles of Incorporation of Healthcare.com
         (formerly known as HIE) (filed as Exhibit 3(i) to the Company's
         Quarterly Report on Form 10-Q for

         the quarter ended September 30, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

3.2 By-Laws of Healthcare.com (formerly known as HIE), as amended (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

4.1      Rights Agreement dated October 23, 1995 between Healthcare.com
         (formerly known as HIE) and SunTrust Bank (filed as Exhibit 4 to
         Amendment No. 1 to the Company's Registration Statement on Form S-1
         (Registration No. 33-96478), and incorporated herein by reference).

4.2      Form of Revised Subscription Agreement for Series B Preferred Stock
         (with Revised Annex I - Registration Rights) (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No.
         333-90849), and incorporated herein by reference).

10.1     Agreement and Plan of Merger dated May 12, 1998 by and among
         Healthcare.com (formerly known as HIE), HIE Acquisition Corporation,
         HUBLink, Inc. and Mark D. Shary (filed as Exhibit 2.1 to the Company's
         Current Report on Form 8-K dated May 12, 1998 (Commission File No.
         0-27056), and incorporated herein by reference).

10.2     Private Placement and Registration Rights Agreement dated as of May 12,
         1998 among Healthcare.com (formerly known as HIE) and each of the HUBLink Parties (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 12, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.3     Loan and Security Agreement dated August 3, 1998 between Healthcare.com
         (formerly known as HIE) and Silicon Valley Bank (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.4     Loan Modification Agreement dated November 13, 1998 between
         Healthcare.com (formerly known as HIE) and Silicon Valley Bank. (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.5     Value Added Marketing Agreement dated September 8, 1998 between
         Healthcare.com (formerly known as HIE) and HBO & Company of Georgia
         (Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted material was filed separately with the Commission.) (filed as Exhibit
         10.13 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.6 First Amendment to Value Added Marketing Agreement dated March 3, 1999 between Healthcare.com (formerly known as HIE) and HBO & Company of
         Georgia. (filed as Exhibit 10.14 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1998 (Commission File No.
         0-27056), and incorporated herein by reference).

10.7     Second Loan Modification Agreement dated May 13, 1999 between
         Healthcare.com Corporation (formerly known as HIE), and Silicon Valley
         Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 13, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.8     Third Loan Modification Agreement dated August 2, 1999 between
         Healthcare.com (formerly known as HIE), Inc. and Silicon Valley Bank
         (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 13, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.9     Fourth Loan Modification Agreement dated September 30, 1999 between
         Healthcare.com (formerly known as HIE) Corporation and Silicon Valley
         Bank (filed as Exhibit 10 to the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1999 (Commission File No.
         0-27056), and incorporated herein by reference).

10.10    Fifth Loan Modification Agreement dated November 30, 1999 between
         Healthcare.com (formerly known as HIE) Corporation and Silicon Valley
         Bank (filed as Exhibit 10 to the Company's Current Report on Form 8-K dated November 30, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.11    Non-negotiable Convertible Term Note issued December 21, 1999 by
         Healthcare.com Corporation (formerly known as HIE, Inc.) to Cybear,
         Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 31, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.12    Stock Purchase Warrant issued December 21, 1999 by Healthcare.com
         Corporation (formerly known as HIE, Inc.) to Cybear, Inc. (filed as
         Exhibit 10.2 to the Company's Current Report on Form 8-K dated December
         31, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.13    Registration Rights Agreement dated December 21, 1999 between
         Healthcare.com Corporation (formerly known as HIE, Inc.) and Cybear,
         Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 31, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.14    Amended and Restated Loan and Security Agreement dated December 31,
         1999 between Healthcare.com Corporation (formerly known as HIE, Inc.)
         and Silicon Valley Bank (filed as Exhibit 10.4 to the Company's Current
         Report on Form 8-K dated December 31, 1999 (Commission File No.
         0-27056), and incorporated herein by reference).

10.15    Accounts Receivable Financing Agreement dated February 24, 2000 between
         Healthcare.com Corporation (formerly known as HIE, Inc.) and Silicon
         Valley Bank (filed as Exhibit 10.1 to the Company's Current Report on
         Form 8-K dated February 24, 2000 (Commission File No. 0-27056), and incorporated herein by reference).

10.16    Stock Purchase Warrant dated February 24, 2000 issued by Healthcare.com
         Corporation (formerly known as HIE, Inc.) to Silicon Valley Bank (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated
         February 24, 2000 (Commission File No. 0-27056), and incorporated herein by reference).

10.17    Asset Purchase Agreement dated March 13, 2000 between Thermo
         Information Solutions Inc. and Healthcare.com Corporation (formerly known as HIE, Inc.) (filed as Exhibit 2.1 to the Company's Current
         Report on Form 8-K dated March 13, 2000 (Commission File No. 0-27056), and incorporated herein by reference).

10.18    Common Stock Purchase Warrant dated March 13, 2000 issued by
         Healthcare.com Corporation (formerly known as HIE, Inc.) to Thermo
         Information Solutions Inc. (filed as Exhibit 2.2 to the Company's
         Current Report on Form 8-K dated March 13, 2000 (Commission File No.
         0-27056), and incorporated herein by reference).

10.19    Loan and Security Agreement dated December 20, 2000 between
         Healthcare.com Corporation and Silicon Valley Bank (filed as Exhibit
         10.1 to the Company's Current Report on Form 8-K dated December 20,
         2000 (Commission File No. 0-27056), and incorporated herein by reference).

10.20    Stock Purchase Warrant dated December 20, 2000 issued to Silicon Valley
         Bank (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 20, 2000 (Commission File No. 0-27056), and incorporated herein by reference).

10.21    Registration Rights Agreement dated December 20, 2000 between
         Healthcare.com Corporation and Silicon Valley Bank (filed as Exhibit
         10.3 to the Company's Current Report on Form 8-K dated December 20,
         2000 (Commission File No. 0-27056), and incorporated herein by reference).

10.22*   Amended and Restated Healthcare.com Corporation (formerly known as HIE,
         Inc.) Non-Employee Director Stock Option Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1999 (Commission File No. 0-27056), and incorporated herein by reference).

10.20*   Healthcare.com (formerly known as HIE) Adjustment Stock Option Plan
         (filed as Exhibit 10.5 to Amendment No. 1 to the Company's Registration
         Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).

10.21*   Healthcare.com (formerly known as HIE) Restated Stock Option Plan Two
         (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 0-27056), and incorporated herein by reference).

10.22* Form of Agreement under Non-Employee Director Stock Option Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27056), and incorporated herein by reference).

11 Statement of Computation of Per Share Earnings (Loss).


23 Consent of KPMG LLP.

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         (b)      Reports on Form 8-K:

         During the quarter ended December 31, 2000, the Company filed a current report on Form 8-K dated December 20, 2000, reporting under Item 5 thereof a new credit facility entered into with Silicon Valley Bank.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Healthcare.com Corporation



                                   By:  /s/ Robert I. Murrie
                                      ------------------------------------------
                                      Robert I. Murrie
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

March 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                  TITLE                                   DATE
--------------------------     ------------------------------------------------       --------------
/s/ Parker H. Petit
--------------------------
Parker H. Petit                Chairman of the Board of Directors                     March 28, 2001



/s/ Robert I. Murrie
--------------------------
Robert I. Murrie               Director, President and Chief Executive Officer        March 28, 2001
                               (Principal Executive Officer)

/s/ Joseph A. Blankenship
--------------------------
Joseph A. Blankenship          Senior Vice President, Chief Financial                 March 28, 2001
                               Officer, Treasurer and Assistant Secretary
                               (Principal Financial Officer)
/s/ Lisa M. Maguire
--------------------------
Lisa M. Maguire                Vice President - Controller, Chief Accounting          March 28, 2001
                               Officer, Assistant Treasurer and Assistant
                               Secretary (Principal Accounting Officer)


/s/ Joseph G. Bleser
---------------------------
Joseph G. Bleser                       Director                                      March 28, 2001


/s/ William J. Gresham, Jr.
---------------------------
William J. Gresham, Jr.                Director                                      March 28, 2001


/s/ Charles R. Hatcher, Jr.
---------------------------
Charles R. Hatcher, Jr.                 Director                                     March 28, 2001


/s/ John W. Lawless
---------------------------
John W. Lawless                         Director                                     March 28, 2001


/s/ Carl E. Sanders
---------------------------
Carl E. Sanders                         Director                                     March 28, 2001


/s/ Donald W. Weber
---------------------------
Donald W. Weber                         Director                                     March 28, 2001

                          Independent Auditors' Report

The Board of Directors and Shareholders
Healthcare.com Corporation

         Under date of January 19, 2001, except as to note 15, which is as of January 25, 2001, we reported on the consolidated balance sheets of Healthcare.com Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      /s/ KPMG LLP
                                                      -----------------------


Atlanta, Georgia
January 19, 2001

                                                                     SCHEDULE II


                   HEALTHCARE.COM CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)


                                          Balance                                                         Balance
                                            at           Charged to                                          at
                                         Beginning       Costs and          Other                          End of
                                         of Period        Expenses        Additions       Deductions       Period
                                         ---------       ----------      -----------      ----------     ---------
Allowance for Doubtful Accounts:

Year Ended December 31, 1998              $  626           $  270            $ --            $  176         $  720

Year Ended December 31, 1999              $  720           $5,195            $250*           $1,005         $5,160

Year Ended December 31, 2000              $5,160           $1,200            $ --            $1,065         $5,295


* Allowance for doubtful accounts relating to certain fully reserved accounts receivable repurchased in connection with the sale of Integrated Services Group to Superior Consultant Holdings, Inc.