Form 10-K/A
period 2000-12-31
HEALTHCARE COM CORP
filed 2001-04-26
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

The registrant hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to include additional information in Executive Officers of the Registrant and to amend the placement of Executive Officers of the Registrant from Part III to Part I.

                                     PART I

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

         Leslie R. Jones has served as Senior Vice President, General Counsel and Secretary of Healthcare.com Corporation since June 2000. Prior to joining Healthcare.com, she served as Senior Vice President and General Counsel of Charter Behavioral Health Systems LLC ("Charter") from May 1999 to December 1999. Subsequent to her departure, Charter filed for bankruptcy protection in February 2000. Prior to her position at Charter, Ms. Jones was Of Counsel at the law firm of Troutman Sanders, LLP, Vice President and General Counsel of Healthdyne Technologies, Inc. and Vice President of Legal Affairs for Healthdyne, Inc.

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

                                    SIGNATURE

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


April 25, 2001