Form 10-Q
period 2001-03-31
HEALTHCARE COM CORP
filed 2001-05-15
CIK 1000231

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The number of shares outstanding of the Company's Common Stock, $ .01 par value per share, together with associated preferred stock purchase rights (the "Common Stock"), as of May 7, 2001 was 28,254,626 shares.

                      Exhibit Index is on Page 19 herein.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
Part I     Financial Information

         Item 1.    Financial Statements and Notes to Financial Statements.................................... 3

         Item 2.    Management's Discussion and Analysis of Financial Condition

                    and Results of Operations................................................................ 10

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................... 16

Part II     Other Information

         Item 6.    Exhibits and Reports on Form 8-K......................................................... 17

         Signatures.......................................................................................... 18

ITEM 1. FINANCIAL STATEMENTS.
HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
PART I - FINANCIAL INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                                                 MARCH 31,         DECEMBER 31,
                                                                                                    2001                2000
                                                                                                 ---------         -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $   1,541           $   4,954
  Trade accounts receivable, less allowances of $4,811 and $5,295 at
    March 31, 2001 and December 31, 2000, respectively                                              17,457              13,875
  Other current assets                                                                               2,042               1,846
                                                                                                 ---------           ---------
    Total current assets                                                                            21,040              20,675

Purchased software, net of accumulated amortization of $2,822 and $2,571
  at March 31, 2001 and December 31, 2000, respectively                                                423                 674
Capitalized software development costs, net of accumulated amortization of
  $1,741 and $1,564 at March 31, 2001 and December 31, 2000, respectively                            3,368               3,097
Property and equipment, net of accumulated depreciation of $4,259 and
  $3,993 at March 31, 2001 and December 31, 2000, respectively                                       3,028               2,985
Excess of cost over net assets of businesses acquired, less accumulated amortization of $4,724 and $4,423 at March 31, 2001 and December 31,
  2000, respectively                                                                                11,047              11,348
Other assets                                                                                            32                  45
                                                                                                 ---------           ---------
    Total assets                                                                                 $  38,938           $  38,824
                                                                                                 =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit and current installments of obligations under capital leases                    $   3,982           $   6,269
  Accounts payable, principally trade                                                                2,448               1,807
  Accrued liabilities                                                                                2,265               2,341
  Deferred revenue                                                                                   5,984               4,889
                                                                                                 ---------           ---------
    Total current liabilities                                                                       14,679              15,306
Obligations under capital leases, excluding current installments                                       242                 151
Other long-term liabilities                                                                            167                 167
                                                                                                 ---------           ---------
    Total liabilities                                                                               15,088              15,624
                                                                                                 ---------           ---------

Series B Cumulative Convertible Exchangeable Preferred Stock; designated
  550 shares; 23 shares issued and outstanding at March 31, 2001
  and December 31, 2000                                                                                156                 152
                                                                                                 ---------           ---------
Shareholders' equity:
  Preferred stock, without par value. Authorized 20,000 shares:
    Designated Series A cumulative preferred stock 500 shares; issued none                              --                  --
  Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 28,255 and 28,167 shares at March 31, 2001 and
    December 31, 2000, respectively                                                                    283                 282
  Additional paid-in capital                                                                        49,849              49,715
  Accumulated deficit                                                                              (26,438)            (26,949)
                                                                                                 ---------           ---------
       Total shareholders' equity                                                                   23,694              23,048
                                                                                                 ---------           ---------
    Total liabilities and shareholders' equity                                                   $  38,938           $  38,824
                                                                                                 =========           =========

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                 -----------------------------
                                                                                                    2001                2000
                                                                                                 ---------           ---------
Revenue:
   Software                                                                                      $   4,672           $   2,892
   Services and other                                                                                8,730               6,940
                                                                                                 ---------           ---------
    Total revenue                                                                                   13,402               9,832
                                                                                                 ---------           ---------

Cost of revenue:
   Software                                                                                            536                 465
   Services and other                                                                                6,123               4,469
                                                                                                 ---------           ---------
    Total cost of revenue                                                                            6,659               4,934
                                                                                                 ---------           ---------

Gross profit                                                                                         6,743               4,898
                                                                                                 ---------           ---------

Operating expenses:
   Sales and marketing                                                                               2,304               2,256
   Research and development                                                                          1,370                 904
   General and administrative                                                                        2,190               1,265
                                                                                                 ---------           ---------
    Total operating expenses                                                                         5,864               4,425
                                                                                                 ---------           ---------

Operating earnings                                                                                     879                 473
Interest expense, net                                                                                 (180)               (249)
                                                                                                 ---------           ---------

Earnings before income taxes                                                                           699                 224

Income taxes                                                                                          (179)                 --
                                                                                                 ---------           ---------

Net earnings                                                                                           520                 224

Accretion of Series B Preferred Stock                                                                   (4)                (15)
Series B Preferred Stock dividend requirement                                                           (5)                 (8)
                                                                                                 ---------           ---------
Net earnings attributable to
    common shareholders                                                                          $     511           $     201
                                                                                                 =========           =========

Net earnings per share of common stock:
    Basic                                                                                        $    0.02           $    0.01
                                                                                                 =========           =========
    Diluted                                                                                      $    0.02           $    0.01
                                                                                                 =========           =========

Shares used in the calculation
  of net earnings per share:
    Basic                                                                                           28,219              25,895
                                                                                                 =========           =========
    Diluted                                                                                         28,233              27,221
                                                                                                 =========           =========

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                 ----------------------------
                                                                                                   2001               2000
                                                                                                 --------           --------
Cash flows from operating activities:
  Net earnings                                                                                   $    520           $    224
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
        Provision for doubtful accounts                                                               300                 --
        Provision for income taxes                                                                    159                 --
        Depreciation and amortization                                                                 654                601
        Amortization of excess of cost over net assets of
           businesses acquired                                                                        301                215
        Increase in trade accounts receivable                                                      (3,882)            (4,116)
        Increase in other current assets                                                             (245)              (126)
        Increase in accounts payable, principally trade                                               641              1,263
        (Decrease) increase in accrued liabilities                                                    (88)               539
        Increase in deferred revenue                                                                1,095                884
                                                                                                 --------           --------
            Net cash used in operating activities                                                    (545)              (516)
                                                                                                 --------           --------
Cash flows from investing activities:
  Capitalized software development costs                                                             (448)              (335)
  Capital expenditures                                                                               (127)               (99)
  Cash obtained in connection with an acquisition of business                                          --              1,000
  Change in other non-current assets and liabilities, net                                              13                  7
                                                                                                 --------           --------
            Net cash (used in) provided by investing activities                                      (562)               573
                                                                                                 --------           --------
Cash flows from financing activities:
  Series B Preferred Stock dividends                                                                  (5)                (8)
  Payment of cash-secured line of credit                                                           (3,000)                --
  Net borrowings under line of credit                                                                  750                 --
  Payments on obligations under capital leases                                                       (128)              (110)
  Proceeds from issuances of common stock                                                              77                275
                                                                                                 --------           --------
            Net cash (used in) provided by financing activities                                    (2,306)               157
                                                                                                 --------           --------
Net (decrease) increase in cash and cash equivalents                                               (3,413)               214
Cash and cash equivalents at beginning of period                                                    4,954              5,609
                                                                                                 --------           --------
Cash and cash equivalents at end of period                                                       $  1,541           $  5,823
                                                                                                 ========           ========

                                                                     (CONTINUED)

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(IN THOUSANDS) (UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                 ------------------------
                                                                                                  2001             2000
                                                                                                 -----          ---------
Supplemental disclosures of cash paid for:
  Interest                                                                                       $ 139          $     174
                                                                                                 =====          =========
  Income taxes                                                                                   $  24          $      --
                                                                                                 =====          =========
Supplemental disclosures of non-cash operating, investing and financing activities:

  Utilization of net operating losses relating to purchased
    intangibles                                                                                  $ 147          $      --
                                                                                                 =====          =========
  Equipment acquired under capital lease obligations                                             $ 182          $      --
                                                                                                 =====          =========
  Issuance of warrants to purchase common stock in connection with
  obtaining financing agreement                                                                  $  --          $     128
                                                                                                 =====          =========
  Conversion of Series B Preferred Stock into common stock                                       $  --          $     202
                                                                                                 =====          =========
  Accretion of discount on Series B Preferred Stock                                              $   4          $      15
                                                                                                 =====          =========

Acquisition of business:
  Fair value of assets acquired, including goodwill                                              $  --          $   5,601
  Fair value of liabilities assumed                                                                 --               (500)
  Fair value of common stock issued                                                                 --             (5,500)
  Fair value of warrants issued                                                                     --               (506)
  Expenses incurred in connection with the acquisition                                              --                (95)
                                                                                                 =====          =========
        Net cash obtained in connection with an acquisition of business                          $  --          $  (1,000)
                                                                                                 =====          =========

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
(UNAUDITED)

1.       ACCOUNTING POLICIES

         The Condensed Consolidated Financial Statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim periods are not necessarily indicative of results that may be expected for the full year. The condensed consolidated financial statements include the accounts of Healthcare.com Corporation and Subsidiary (the "Company" or "Healthcare.com").

         These Condensed Consolidated Financial Statements should be read in conjunction with Healthcare.com's consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") filed with the Securities and Exchange Commission.

         The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the 2000 Form 10-K. Certain prior year amounts have been reclassified to conform to current year classifications.

         No statements of comprehensive income have been included in the accompanying interim financial statements since the Company has no other comprehensive income.

2.       ACQUISITION

         On March 13, 2000 (the "closing date"), the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts, $1,000 cash and certain liabilities of the Integrated Solutions Division ("ISD") of Thermo Information Solutions Inc. ("Thermo"). ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. The purchase price consisted of approximately 1,307 shares of the Company's common stock and a warrant to purchase an additional 261 shares of the Company's common stock at any time on or before March 13, 2004 at an exercise price of $4.207 per share. On the closing date, the fair value of the common stock issued was $5,500, determined by calculating the average closing price of the common stock several days before and after the closing date and applying a discount related to certain restrictions on the common stock. The discount applied to the calculated value of common stock issued in this transaction is supported by an independent valuation. The value of the warrant was $506 on the closing date, determined using the Black-Scholes option-pricing model. Thermo had a one-time right, exercisable at any time on or before September 14, 2000, subject to certain limitations, to receive additional shares of Healthcare.com common stock in the event that the average trading price of Healthcare.com common stock during the 10-day trading period prior to its election was below $4.207 per share. On July 14, 2000, Thermo exercised this right, resulting in the issuance of approximately 585 additional shares of Healthcare.com common stock. As part of the transaction, the Company received $1,000 in cash for working capital purposes from Thermo. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the transaction. The acquisition resulted in acquired net assets of approximately $500 (including the cash obtained of $1,000) and excess of cost over net assets acquired of approximately $5,601, which is being amortized over a 10-year life.

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
(UNAUDITED)

         The following pro forma financial information presents the combined results of operations of Healthcare.com and ISD as if the acquisition had occurred as of the beginning of the quarter ended March 31, 2000, after giving effect to certain adjustments, including the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Healthcare.com and ISD constituted a single entity during the quarter ended March 31, 2000.

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                             2000
                                                                           ---------
                                                                          (Unaudited)
Revenue                                                                    $  13,275
                                                                           =========
Net earnings attributable to common shareholders                           $     368
                                                                           =========
Diluted net earnings per share of common stock                             $    0.01
                                                                           =========

3.       DEBT

         On December 31, 1999, the Company entered into a one-year Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which provided for a revolving line of credit up to $3,000 (the "$3,000 LOC") subject to borrowing base limitations. On December 22, 2000, the $3,000 LOC was modified to extend the maturity date to January 25, 2001. On January 25, 2001, the Company paid in full the $3,000 LOC from the Bank which matured on that date.

         On December 20, 2000, the Company entered into a $7,000 revolving line of credit (the "$7,000 LOC") with the Bank, of which $4,950 was available for borrowing under the borrowing base limitation at March 31, 2001. The balance outstanding under the $7,000 LOC was $3,750 on March 31, 2001. The $7,000 LOC provides for borrowings bearing interest at the Bank's prime rate plus 1.5% (9.5% at March 31, 2001), is secured by the Company's assets, including intellectual property, and expires on December 19, 2001. The Company also issued a Stock Purchase Warrant to the Bank which entitles the holder to purchase 25 shares of the Company's common stock at any time on or before December 20, 2005 at an exercise price of $1.31 per share.

4.       SEGMENT INFORMATION

         The Company's reportable segments are strategic business units that offer different products and services. The

HEALTHCARE.COM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
(UNAUDITED)

         Company operates in two segments: (i) the licensing of integration software products and performance of related integration services ("Software and Services") and (ii) services provided by the Company that allow enterprises to outsource their information technology, integration and application functions to Healthcare.com ("Solution Sourcing"). The Company evaluates performance of the segments based on revenue and gross profit of the segments. The Company does not allocate assets to the reportable segments. The accounting policies of the segments are the same as those described in note 1. Segment information for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                                            Three Months Ended March 31,
                                                                               2001               2000
                                                                            ---------           --------
                                                                                     (Unaudited)
         Revenue:
           Software and Services                                            $   8,684           $  7,375
           Solution Sourcing                                                    4,718              2,457
                                                                            ---------           --------
             Total revenue                                                  $  13,402           $  9,832
                                                                            =========           ========

         Gross profit:
           Software and Services                                            $   6,363           $  4,355
           Solution Sourcing                                                      380                543
                                                                            ---------           --------
             Total gross profit                                             $   6,743           $  4,898
                                                                            =========           ========

5.       MAJOR CUSTOMERS

         Two customers accounted for 45% of the Company's total revenue for the three months ended March 31, 2001. One of these customers accounted for 64% of the Company's total software revenue and the other customer accounted for 34% of the Company's total service revenue for the three months ended March 31, 2001. At March 31, 2001, three customers (one of the above significant revenue customers and two additional customers) made up 46% of the net accounts receivable balance. During the three months ended March 31, 2000, one customer accounted for 12% of the Company's total revenue and 17% of service revenue.

6.       SUBSEQUENT EVENT

         On May 14, 2001, the Company announced that XCare.net, Inc. will acquire Healthcare.com in a purchase transaction whereby Healthcare.com shareholders will receive a fixed exchange of 0.375 shares of XCare.net common stock for each share of Healthcare.com common stock. The Board of Directors of Healthcare.com has approved the transaction, which is expected to close in the third quarter of 2001, subject to shareholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         In addition to historical information, this report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and other similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

         Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are (i) the intensely competitive on-line commerce industry (including the impact of competitive products and pricing), (ii) various factors that may inhibit growth in the use of the Internet such as the availability and acceptance of the internet as a secure medium over which to conduct transactions, (iii) the unavailability of third-party software that is integrated into our products,
(iv) new product development and resulting market acceptance, (v) failure to obtain significant customer growth, (vi) changes in government regulations applicable to or affecting the Company, its competitors, or its customers, (vii) long sales cycles, (viii) changes in pricing policies, (ix) undetected errors or bugs in the software, (x) delays in product development, (xi) lower-than-expected demand for the Company's software tools or services, (xii) changes in outsourcing trends involving information technology and related services, (xiii) the ability to successfully integrate acquired assets and retain key personnel, (xiv) business conditions in the healthcare and other complementary markets (including, but not limited to, access to capital and the financial condition of providers and e-Health vendors), (xv) copyright infringement issues and dependence on intellectual property rights, (xvi) volatility in the Company's stock price and low trading volume, (xvii) variability in quarterly operating results, and the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Readers are urged not to rely on such forward-looking statements, which speak only as of the date hereof. By making such forward-looking statements, the Company does not undertake a duty to update them in any manner.

OVERVIEW

         Healthcare.com develops and markets technology products and services that enable enterprises to securely access, integrate, cleanse, index and extend data between incompatible systems, both within and outside the enterprise. In addition, we offer integration and Information Technology ("IT") outsourcing services to healthcare enterprises and healthcare application vendors which allow them to outsource their integration or IT functions. Healthcare.com's customers are focused within the healthcare and state and local government markets.

         The Company was incorporated in Georgia in June 1994 as Healthdyne Information Enterprises, Inc. ("HDIE"), a wholly-owned subsidiary of Healthdyne, Inc., and was initially focused on providing enterprise-wide clinical information management solutions for integrated healthcare delivery networks. In November 1995, Healthdyne, Inc. distributed to its shareholders all of the outstanding shares of HDIE common stock in a spin-off. In October 1997, HDIE redefined its strategic direction to focus on providing software products and services to support the enterprise-wide integration of information. At the beginning of 1998, HDIE changed its name to HIE, Inc. ("HIE"). As part of the strategic focus, HIE (1) acquired HUBLink, Inc., a privately-held integration software product company, in May 1998 in a pooling-of-interests transaction and
(2) sold assets related to certain non-strategic consulting services to Superior Consultant Holdings Corporation in December 1998. On March 13, 2000, the Company signed an agreement, effective as of February 25, 2000, to purchase certain service contracts and other assets of ISD. ISD, based in Charleston, South Carolina, designs, implements and manages information technology solutions. On April 10, 2000, the name of the Company was changed from HIE, Inc. to Healthcare.com Corporation as part of the Company's introduction of a new healthcare, business-to-business product strategy to complement and extend its existing enterprise-wide integration solution business.

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

         Healthcare.com recognizes revenue from two primary sources, software licenses and services. Software license revenue is recognized in accordance with the criteria set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-9 Software Revenue Recognition with Respect to Certain Transactions, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, Healthcare.com recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

         Services revenue includes fees for product implementation and integration services, outsourcing services including facilities management and product development, software support and maintenance agreements and education. Product implementation and integration services are generally provided under contracts with terms of less than one year. Revenue is recognized as the work is performed or, in the case of a fixed-fee contract, on a percentage-of-completion basis, even though some services may be prepaid. The Company provides customers the ability to outsource their integration of software, application hosting and/or their IT facilities management functions. Facilities management outsourcing arrangements are typically one year or longer with a fixed monthly fee. Revenue is recognized monthly in accordance with the fixed fee agreement. Product development outsourcing arrangements are typically fixed-fee contracts that are one year or longer for which revenue is recognized on a percentage-of-completion basis. Software support and maintenance services are generally provided under one-year renewable service contracts for a prepaid standard fee. Revenue is recognized ratably on a straight-line basis over the term of the contract. Education classes are provided for a standard per-student charge and revenue is recognized as the service is provided.

         Research and development expenses are accounted for in accordance with the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Healthcare.com's product development model, technological feasibility is established upon completion of a working model. The capitalized costs associated with a particular product are amortized upon the general release of the product/or the first revenue generating sale of the product.

RESULTS OF OPERATIONS

The following table sets forth both Healthcare.com's total revenue and the percentage of total revenue (unless otherwise indicated) for each component included in Healthcare.com's Condensed Consolidated Statements of Operations:

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                 -----------------------------
                                                                                                    2001                2000
                                                                                                 ---------            --------
                                                                                                           (Unaudited)
Total revenue (in thousands)                                                                     $  13,402            $  9,832
                                                                                                 =========            ========
Revenue:
  Software                                                                                              35%                 29%
  Services and other                                                                                    65%                 71%
                                                                                                 ---------            --------
Total revenue                                                                                          100%                100%
                                                                                                 ---------            --------
Cost of revenue:
  Software (as a percentage of software revenue)                                                        11%                 16%
  Services and other (as a percentage of
    services and other revenue)                                                                         70%                 64%
Total cost of revenue                                                                                   50%                 50%
                                                                                                 ---------            --------
Gross profit                                                                                            50%                 50%
                                                                                                 ---------            --------
Operating expenses:
  Sales and marketing                                                                                   17%                 23%
  Research and development                                                                              10%                  9%
  General and administrative                                                                            16%                 13%
                                                                                                 ---------            --------
Total operating expenses                                                                                43%                 45%
                                                                                                 ---------            --------
Operating earnings                                                                                       7%                  5%
Interest expense, net                                                                                   (2)%                (3)%
                                                                                                 ---------            --------
Earnings before income taxes                                                                             5%                  2%

Income taxes                                                                                            (1)%                 0%
                                                                                                 ---------            --------
Net earnings                                                                                             4%                  2%
                                                                                                 ---------            --------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

TOTAL REVENUE. Total revenue increased 36% to $13.4 million for the three months ended March 31, 2001 from $9.8 million for the three months ended March 31, 2000. The Company experienced increases in both software revenue and services and other revenue as discussed below.

Software. Software revenue increased 62% to $4.7 million for the three months ended March 31, 2001 from $2.9 million for the three months ended March 31, 2000. As a percentage of total revenue, software revenue increased to 35% in the three months ended March 31, 2001 from 29% for the three months ended March 31, 2000. The dollar increase in software revenue was primarily related to the sale of an exclusive license for our EMPI product. The increase in software revenue as a percentage of total revenue resulted from the software revenue increasing at a higher percentage than the services and other revenue.

Services and other. Services and other revenue increased 26% to $8.7 million for the three months ended March 31, 2001 from $6.9 million for the three months ended March 31, 2000. Services and other revenue as a percentage of total revenue decreased to 65% for the three months ended March 31, 2001 from 71% for the three months ended March 31, 2000. The dollar increase in services and other revenue was primarily due to additional service revenue from the acquisition of ISD. The acquisition was effective February 25, 2000; therefore, the period from January 1, 2000 to the effective date of the acquisition does not include any additional service revenue from ISD. The decrease in services and other revenue as a percentage of total revenue resulted primarily from the increase in software revenue discussed above.

COST OF REVENUE. Total cost of revenue increased 35% to $6.7 million for the three months ended March 31, 2001 from $4.9 million for the three months ended March 31, 2000.

Software. Cost of software license revenue consists principally of royalty payments to third parties for software products that were sold with Healthcare.com's products, software purchased from third parties for resale, and amortization of capitalized software development costs. Cost of software revenue increased $71,000 to $536,000 for the three months ended March 31, 2001 from $465,000 for the three months ended March 31, 2000. As a percentage of software revenue, cost of software revenue decreased to 11% for the three months ended March 31, 2001 from 16% for the three months ended March 31, 2000. Cost of software revenue increased primarily due to an increase in royalty expense for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The decrease in cost of software revenue as a percentage of software revenue was a result of the significant dollar increase in software revenue.

Services and other. Cost of services and other revenue consists primarily of personnel, contract services, facility and systems costs incurred in providing product implementation, integration projects, maintenance, consulting and education services. Cost of services and other revenue increased 37% to $6.1 million for the three months ended March 31, 2001 from $4.5 million for the three months ended March 31, 2000. As a percentage of services and other revenue, cost of services and other revenue increased to 70% for the three months ended March 31, 2001 from 64% for the three months ended March 31, 2000. The dollar increase in cost of services and other revenue was primarily attributable to the acquisition of ISD which became effective on February 25, 2000. The increase in cost of services and other revenue as a percentage of services and other revenue was primarily attributable to the addition of service contracts obtained upon the acquisition of ISD (which is reflected throughout the three months ended March 31, 2001, and only partially reflected in the three months ended March 31, 2000), which have higher cost of services than previously existing contracts.

OPERATING EXPENSES:

Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses. Sales and marketing expense remained consistent at $2.3 million for the three months ended March 31, 2001 and 2000. Sales and marketing expense as a percentage of total revenue decreased to 17% for the three months ended March 31, 2001 from 23% for the three months ended March 31, 2000. Sales and marketing expense did not increase as a result of the increase in revenue because commissions were not paid on a significant portion of the software revenue for the three months ended March 31, 2001 since the employees involved in the sale were not eligible for commissions. The decrease in sales and marketing expense as a percentage of revenue was a result of the increase in software and service revenue during the three months ended March 31, 2001, without a corresponding increase in sales and marketing expenses.

Research and development. Research and development expense includes personnel costs, contract services, and travel associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expense increased 52% to $1.4 million for the three months ended March 31, 2001 from $904,000 for the three months ended March 31, 2000. Research and development expense as a percentage of total revenue increased to 10% for the three months ended March 31, 2001 from 9% for the three months ended March 31, 2000. Research and development expense increased due to development costs associated with new versions of existing products during the three months ended March 31, 2001. Research and development expenses also increased due to an increase in expenses for contract labor and other general research and development expenditures. Capitalized research and development costs were $448,000 and $335,000 for the three months ending March 31, 2001 and 2000, respectively.

General and administrative. General and administrative expense consists primarily of personnel costs, outside professional fees, bad debts, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of Healthcare.com. General and administrative expense increased 49% to $2.2 million for the three months ended March 31, 2001 from $1.3 million for the three months ended March 31, 2000. General and administrative expense as a percentage of total revenue increased to 16% for the three months ended March 31, 2001 from 13% for the three months ended March 31, 2000. The dollar increase in general and administrative expenses was primarily attributable to the acquisition of ISD not being reflected throughout the three months ended March 31, 2000, as the effective date of the acquisition was February 25, 2000. The Company also recorded a provision for doubtful accounts of $300,000 for the three months ended March 31, 2001 relating to a general increase needed in the allowance for doubtful accounts based on an overall analysis. The slight increase in general and administrative expense as a percentage of total revenue was primarily due to additional general and administrative expenses from the acquisition of ISD. The acquisition was effective February 25, 2000; therefore, the period from January 1, 2000 to the effective date of the acquisition does not include any additional general and administrative expenses from ISD.

INTEREST EXPENSE, NET. Net interest expense decreased $69,000 to $180,000 for the three months ended March 31, 2001 from $249,000 for the three months ended March 31, 2000. The decrease in interest expense resulted from decreases in short-term debt and a reduction in the interest rate on short-term debt due to reductions in the prime rate for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000.

INCOME TAXES. The Company recorded a provision for income taxes of $179,000 for the three months ended March 31, 2001 relating to certain alternative minimum tax restrictions on the use of net operating loss carryforwards and the utilization of a portion of net operating losses relating to purchased intangibles. The Company had no provision for income taxes for the three months ended March 31, 2000 as a result of Healthcare.com utilizing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $6.4 million at March 31, 2001 compared to $5.4 million at December 31, 2000. The working capital increase was primarily attributable to profitable operations in the first quarter of 2001. This increase was partially offset by investments in capitalized software and property, plant and equipment.

         Net cash used in operating activities totaled $545,000 for the three months ended March 31, 2001 compared to net cash used in operating activities of $516,000 for the three months ended March 31, 2000. In both periods cash used in operating activities was primarily attributable to the increase in accounts receivable.

         Net cash used in investing activities was $562,000 for the three months ended March 31, 2001 compared to net cash provided by investing activities of $573,000 for the three months ended March 31, 2000. This difference of $1.1 million was primarily due to cash obtained in connection with the ISD acquisition during the three months ended March 31, 2000.

         Net cash used in financing activities was $2.3 million for the three months ended March 31, 2001 compared to net cash provided by financing activities of $157,000 for the three months ended March 31, 2000. This increased use of $2.5 million in cash is primarily the result of the payment of the line of credit, offset by borrowings under the line of credit during the three months ended March 31, 2001.

         On December 31, 1999, the Company entered into a one-year Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which provided for a revolving line of credit up to $3.0 million (the "$3.0 million LOC") subject to borrowing base limitations. On December 22, 2000, the $3.0 million LOC was modified to extend the maturity date to January 25, 2001. On January 25, 2001, the Company paid in full the $3.0 LOC from the Bank which matured on that date.

         On February 24, 2000, the Company entered into an Accounts Receivable Financing Agreement (the "Agreement") with the Bank, which provided for an extension of credit in order to finance receivables up to $6.0 million. On December 20, 2000, this Agreement was terminated. In conjunction with the Agreement, the Company issued a Stock Purchase Warrant to the Bank, which entitles the holder to purchase 61,539 shares of the Company's common stock at any time on or before February 23, 2005 at an exercise price of $4.875 per share. The Stock Purchase Warrant had not been exercised as of March 31, 2001.

         On December 20, 2000, the Company entered into a $7.0 million revolving line of credit (the "$7.0 million LOC") with the Bank, of which $5.0 million was available for borrowing under the borrowing base limitation at March 31, 2001. The balance outstanding under the $7.0 million LOC was $3.8 million on March 31, 2001. The $7.0 million LOC provides for borrowings bearing interest at the Bank's prime rate plus 1.5% (9.5% at March 31, 2001), is secured by the Company's assets, including intellectual property, and expires on December 19, 2001. In conjunction with obtaining the $7.0 million LOC, the Company issued a Stock Purchase Warrant to the Bank which entitles the holder to purchase 25,000 shares of the Company's common stock at any time on or before December 20, 2005 at an exercise price of $1.31 per share. The warrant remains outstanding at March 31, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS 137, Accounting for Certain Derivative Instruments and Certain Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. As amended, SFAS 133 is to be implemented for fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 during the quarter ended March 31, 2001. SFAS 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company's Consolidated Statement of Operations when they occur; however there is an exemption for derivatives that qualify as hedges as defined by SFAS 133. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative's fair value. To date, the Company has not invested in derivative instruments nor participated in hedging activities. There was no material impact on the results of operations or financial position from the adoption of SFAS 133, as amended.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is subject to interest rate risk on its line of credit (variable-rate debt). The Company's primary market risk exposure relates to (i) the interest rate risk on short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and (iii) the impact of interest rate movements on the Company's ability to obtain adequate financing for future operations. The Company manages interest rate risk on its outstanding long-term and short-term debt through its use of fixed and variable rate debt. A hypothetical 1% absolute value increase in the Company's variable interest rate for a duration of one year would result in additional interest expense of approximately $37,500. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an on-going basis.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit No.          Description
                  -----------          -----------
                  11                   Statements of Computation of Per Share Earnings.

         (b)      Reports on Form 8-K

         The Company did not file any current reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Healthcare.com Corporation

May 15, 2001                           By: /s/ Joseph A. Blankenship
                                          -------------------------------------
                                          Joseph A. Blankenship
                                          Senior Vice President - Chief
                                          Financial Officer, Treasurer and
                                          Assistant Secretary (duly authorized
                                          officer and principal financial
                                          officer)

EXHIBIT INDEX

                  Exhibit No.          Description
                  -----------          -----------
                  11                   Statements of Computation of Per Share Earnings.